Form 10KSB
period 2000-12-31
KINSHIP SYSTEMS INC
filed 2001-03-14
CIK 1117034

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


MARK ONE

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                COMMISSION FILE NUMBER: 333-40954

                      KINSHIP SYSTEMS, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              UTAH                            87-0648148
              ----                            ----------
     (STATE OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


     22 East 100 South, Suite 400
     SALT LAKE CITY, UTAH                         84111
     ----------------------------                 -----
     ADDRESS OF PRINCIPAL                       ZIP CODE
     EXECUTIVE OFFICES

Registrant's telephone number, including area code: (801) 521-8636


                                      Name of each exchange on
     Title of each class                  which registered
     -------------------                  ----------------
     Common - $0.001 Par Value                   None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO   (Initial
filing)

As of March 1, 2001, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the recent Initial Public Offering price of $1.00/share, would be ($0.00). The company has no current non-affiliated shareholders or trading markets.

As of March 1, 2001, the Registrant had outstanding 1,270,000 shares of common stock ($0.001 par value)

                        TABLE OF CONTENTS

                              PART I
                                                                Page

ITEM 1    BUSINESS                                               3

ITEM 2    PROPERTIES                                             8

ITEM 3    LEGAL PROCEEDINGS                                      8

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    8

                             PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY                  9

ITEM 6    SELECTED FINANCIAL DATA                                9

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                    9

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA             11

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES                11

                            PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT         12

ITEM 11   EXECUTIVE COMPENSATION                                 14

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                         15

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         15

                             PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K                                    17

          SIGNATURES                                             18

                              PART I

                        Item 1.  BUSINESS

Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. The statements contained in the Report are not purely historical but are forward-looking statements including, without limitations, statements regarding Kinship's expectations, beliefs, estimates, intentions, anticipations and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Kinship may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.

(A)  GENERAL AND HISTORICAL

     Kinship Systems, Inc. was incorporated in the State of Utah on February 1, 2000 under the initial name of Kinship Communications, Inc. The name was subsequently changed, due to name availability, as of March 2, 2000 to Kinship Systems, Inc. Because no business, other than organizational matters, were conducted under the Kinship Communications name, Kinship does not deem the name to have any significance and will refer to itself for the purposes of this Report as Kinship Systems, Inc. The company will be designated as "Kinship" or the "Company" in this Report.

     The company initiated an initial public offering ("IPO") after becoming effective on December 12, 2000 in an attempt to sell between $100,000 to $200,000 of its common shares at $1.00 share. The registration became effective pursuant to an SB-1 filing with the Securities and Exchange Commission and was qualified in Utah. To date, no sales have occurred in the offering which is being managed as a self underwriting. The IPO has an outside closing date of April 30, 2001 at which time it must either be closed at the minimum offering amount ($100,000), or any amount in excess of the minimum; or all proceeds would be returned to investors without interest or deduction and the offering abandoned. If Kinship is unable to complete its IPO it does not have any means of alternative financing and will probably not be able to continue as an ongoing business. This IPO is more particularly described on page 7 of this Report.

     On May 4, 2000, Kinship entered into a product distribution agreement with ProSource Software, a Utah Proprietorship ("ProSource"). ProSource will be the supplier for specific computer software developed and marketed by ProSource primarily for software programs designed for vehicle accident analysis and reconstruction. This is a very limited market in which various accident reconstruction experts, as well as various traffic and law enforcement agencies, attempt to analyze data related to accident reconstruction. The primary purpose of this type of analysis is to provide for liability and damage consultation and services related to litigation which may arise out of vehicle accidents. ProSource prior to and after the negotiation of this Distribution Agreement was and is owned by the father of Mr. Andrew Limpert, a principal of Kinship. See Certain Relationships and Related Transactions.

(B) PRODUCTS AND MARKETS

     The technology is also used by various police departments in accessing liability or fault in a traffic accident situation. Because of the limited scope of the software it is considered a "specialty item" which would have interest primarily to insurance companies, potential litigants and their legal counsel, as well as various police and transportation departments.

     The principal software for which Kinship is obtaining a
distribution right is known as the "Larm 2"T.     Larm is an
acronym for linear and rotational momentum. This software is used for various vehicle accident diagram programs and analysis as to speed, direction, vector analysis and potential physical damages caused by various hypothetical accident configurations. The other software is known as the "Accident Avoidance Analysis"T
(AAA) which is primarily used to analyze various speed and
distances factors related to accident reconstruction work.   This
software is also employed to determine under what conditions of speed and distance an accident scenario may have been avoided.

     The specific terms of the marketing agreement between Kinship and ProSource Software provides that Kinship would have the exclusive marketing rights to this software in the states of Arizona, California, Idaho, Nevada and Utah. After January 1, 2001, Kinship may elect to designate fourteen additional states within the United States as exclusive marketing areas. Kinship has not designated any additional markets at this time.
ProSource would sell the software, manuals and advertising material for this software configured for either single, network or lan users at a 45% discount to the lowest prevailing market price employed by ProSource or the lowest actual or determined price by Kinship, whichever is less. It would be anticipated that Kinship would then resell the product at a 45% markup within the exclusively designated geographic areas. The initial term of the agreement is for 2 years.

     Kinship intends to use direct mailing, e-mailing, trade print advertising and Web Site sales as the primary marketing tools for this product, though no assurance or warranty of successful marketing efforts can be made.

     After the termination of the initial 2 year term of the agreement, the parties may renegotiate a continuation of the contract as mutually agreed upon. There is no obligation or warranty that either Kinship or ProSource will continue with the marketing of the software or other software products from ProSource after the termination of the initial 2 year term.

     A particular risk factor exists in that if Kinship is very successful in its marketing of the product. In such event, the supplier may be inclined not to renew the distribution contract in anticipation of assuming the market share developed by Kinship. Upon a cursory market review, Kinship is not aware of alternative or competing software programs, such that there would not presently appear to be any alternative software product which it could sell or distribute.

     The contract also provides that if ProSource is, at any time, unable to adequately supply software, manuals or other components of the software product to be marketed, then Kinship may, at its own cost and expense, obtain third party production of these materials and resell the materials at its current prevailing market price.

     A copy of the distribution agreement with addendum between the supplier and Kinship has been earlier submitted as an exhibit to the earlier SB-1 Registration and can be reviewed as part of that filing by accessing the SEC website at www.sec.gov. Any shareholder desiring to review this contract may also obtain a copy by requesting the document from Kinship.

(C)  PLAN OF OPERATION

     The present business of Kinship is too new for Kinship to make any reasonable projections as to gross revenues, net profits, if any, or even the number of units which must be sold by Kinship to obtain profitability. Further, Kinship is not able to make any present estimates or projections as to geographic areas, markets or specific customers to which most of the products may be sold. To date Kinship has not engaged in any sales of product and does not intend to commence selling efforts unless the IPO is closed.

     Kinship's plan of operation for the next twelve month period generally will be dependent upon the close of the IPO and the use of proceeds from that offering. That is, Kinship anticipates it can function with part-time participation of its three management figures until anticipated revenues would allow it to hire a full-time manager and other employees after a projected six month start-up period from the close of the IPO. Kinship anticipates, but again cannot warrant, that it should realize net profits after approximately six to twelve months of operations. Kinship has reserved an interim stipend of $1,000/month to be paid from anticipated IPO proceeds, for which Mr. Deru has agreed to devote such time as required to the start-up of the company for the first six months of operation. Kinship does not believe adequate data exists to make revenue or income projections beyond these rudimentary start-up estimates.

     Kinship has allocated $30,000 in the event of the minimum offering from its IPO and approximately $100,000 in the maximum offering towards the direct distribution and marketing efforts for the "software technology" consisting of the unique proprietary software. It is intended that Kinship will primarily use these proceeds to attempt to acquire and retain various distributors on a commission basis for the product, as well as direct marketing efforts through direct conventional and e-mail mailings and other selective Internet marketing efforts. At the present, Kinship is completing an internal business plan as to an allocation of these anticipated proceeds between a website, catalog advertising and direct mailing to various companies or individuals who may be prospective distributors of the intended
product line.   A final allocation of proceeds between these
various advertising mediums has not been determined, but it is generally anticipated that from all proceeds used for marketing, approximately15% will be earmarked for the Website; 15% for catalog; and 70% for initial direct mailing efforts.

     Upon preliminary analysis, and because of the specialty scope of the software, Kinship is not aware of any competitive software or companies, though it acknowledges the relative ease of entry into this market sector. Kinship would also note that of limited number of insurance companies and police forces use similar internally created software for this type of analysis, which private software while not directly competitive may reduce the demand for the company's technology.

     It is anticipated that market analysis will subsequently be available and can be disclosed to shareholders in Kinship as Kinship generates such data from anticipated sales and revenues.

     No assurance or warranty can be given that Kinship will be successful in any manner in the marketing or distribution of its products.

(D) SPECIFIC BUSINESS PLAN AND PROJECTIONS

     Kinship reasonably believes that it should be able to determine within a period of six months from the close of the anticipated IPO whether its operations will ever be self sustaining from revenues. We have attempted to discuss various alternatives for Kinship in the next section, "Management's Discussion and Analysis of Financial Condition," if we are not accurate in this six month projection. No assurance of this projection can be made or implied in any manner.

     To date, we have been engaged in formation of the corporate entity, collateral efforts to secure a contract with ProSource for the distribution rights and efforts, and to commence its IPO in the State of Utah. Immediately prior to the IPO, we were primarily engaged as management in completing testing and licensings in Utah to act as issuer/agents and to complete the federal and state registration of these securities.

     In the event the IPO is closed, our specific business plan related to commencing operations with the proceeds will involve:

    .          Initial direct mailing to likely end users of the
          product of an advertising solicitation flyer describing the product, pricing, warranties and testimonials of current users and ordering instructions. We are currently compiling a mailing list from telephone directories and online sources. The design and printing of this advertising flyer and cost of mailing will be paid from proceeds and is anticipated to be completed within 45 days after the close of the offering.

    .         Initial funding for catalogue advertising of the
          products in an anticipated catalogue of software programs sent to law enforcement sources and independent automobile underwriters. Kinship anticipates searching for such catalogue candidates online and by independent marketing agents to be paid for by offering proceeds. We anticipate employing one to two catalogue advertisements in the event of the minimum offering and three to four in the event of the maximum offering to be paid from offering proceeds. It is anticipated this advertising will be completed within 60-90 days after the close of the offering.

    .         Initial funding for a basic web site containing the
          Kinship logo, product description and ordering instructions. The design would be contracted through an independent web designer and will attempt to incorporate links to probable users. It is anticipated this site will be completed within 60-90 days after the close of the offering.

    .         Purchase of sufficient product inventories to satisfy
          initial anticipated orders. Beyond the initial estimated 100 units, the company anticipates funding subsequent inventory orders from order receipts.

(E) COMPETITIVE FACTORS

     Kinship is not presently aware of any directly competitive products or services in the marketplace, though it has limited experience or exposure to these potential markets. It is understood by Kinship, however, that of limited number of insurance companies, law enforcement agencies and other institutions dealing with accident reconstruction have in-house computer software programs which may limit the marketability of the company's intended products. Kinship believes that it will have a better understanding of competitive and potential competitive factors in the relevant marketplace when and if it commences actual sales and distribution of its products.

(F) NUMBER OF PERSONS EMPLOYED

     At present, only Mr. Terry Deru will act as a part-time officer of Kinship during the initial start-up phase. Mr. David Collier as the Vice President, and Mr. Andrew Limpert as the Secretary/Treasurer will serve Kinship part-time on an as needed basis during the initial organizational period. These individuals have agreed to receive subsequently determined stock options and rights as deferred compensation for their part-time service during this initial phase, as Kinship will not have sufficient proceeds to pay a salary to these individuals for the foreseeable future. It is believed that the individuals will devote such time as may be necessary to discharge various obligations in those capacities as well as their service on the Board of Directors where applicable.

     Mr. Deru, acting as the part-time President, will be responsible for all of the day to day administrative duties for Kinship including necessary clerical and administrative functions until such time as anticipated revenues would allow for the hiring of any support personnel. Mr. Deru will receive a cost of living stipend from offering proceeds of up to $6,000, at $1,000 per month during the initial six months of operations.

     If subsequent revenues would justify the hiring of various personnel, Kinship would intend to hire management, clerical and marketing personnel to assist in the operation of the company, including the distribution of the product. As noted earlier, it is anticipated, though not warranted, that such personnel may be hired after the initial six months from the close of the IPO depending upon the revenues generated from Kinship's operations.

(G) ENVIRONMENTAL COMPLIANCE

     It is not anticipated that the general products or services to be supplied by Kinship will have significant or particular environmental compliance requirements or regulations.

(H) REPORT ON INITIAL PUBLIC FINANCING

     Kinship commenced its initial public financing by employing an SB-1 Registration which became effective December 12, 2000.

     Pursuant to the provision of SEC Rule 463 and Item 701 of Regulation S-K, the company reports that other than the accrual of offering costs of approximately $20,000, and a reserved salary stipend to management of approximately $6,000, Kinship has not, to date, utilized or expended any of the anticipated net proceeds of the offering as of the filing date of this Report.

                       Item 2.  PROPERTIES

     Kinship currently operates a combined limited assembly and administrative office/plant from leased space located at 22 East 100 South, Suite 400, Salt Lake City, Utah 84111. This property consists of approximately 800 square feet which is currently retained on a one year sublease from Belsen Getty with gross rental payments of $200.00 per month with the present lease term expiring on March 31st of 2001, but with the right of renewal for three more years on a to be negotiated basis. Each investor should note that the office/assembly space utilized by Kinship is within the facilities of Belsen Getty which also employs Mr. Limpert and Mr. Deru. The 800 square feet consists of a segregated office within the Belsen Getty facilities. Upon completion of this offering it is anticipated Kinship will obtain its own telephone line.

     The present facilities are believed adequate for the initial operation of Kinship through the expenditure of the anticipated proceeds of this offering. Thereafter, if the products are being successfully marketed and demand increases beyond an estimated one hundred units per month of sales, the present facilities would have to be expanded or other facilities acquired to meet demand. The administrative offices consists of approximately one fourth of the lease area and are considered adequate for the start-up period.

     Total monthly costs of operation of the physical facilities including rents, all utilities and other office expenses, except salaries, are estimated to be approximately $250.00 per month at the present time.

                        Item 3.  LEGAL PROCEEDINGS

     There are no legal actions or claims in which the company is engaged.

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company did not hold a shareholders meeting in 2000, thus there was no vote of securities holders in 2000. The company anticipates holding its initial annual shareholder meeting in the Fourth Quarter of 2001.

                             Part II

           Item 5.  MARKET FOR REGISTRANT'S COMMON AND RELATED
                          STOCKHOLDER MATTERS

     To date, the company has not established any trading market for its shares and will not attempt to do so until or unless the IPO is completed. If the IPO is successfully completed, Kinship would intend to solicit one or more broker/dealers, to request a symbol and initial trading authorization on the NASD Electronic Bulletin Board. Kinship will subsequently report any commencement of trading as a significant event. No assurance or warranty is made or implied that Kinship will be able to create a trading market. Kinship does not know and can make no representation as to any initial trading range, if any, but hopes that the shares may be initially listed at a minimum of not less
than the $1.00 per share figure used in the IPO.   If Kinship is
not successful in its efforts to complete the IPO, there is likely to be no trading market.

                Item 6.  SELECTED FINANCIAL DATA

     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by referenced to the complete audited Financial
Statements attached hereto and incorporated, including all notes thereto.

Initial Fiscal Year Ended December 31, 2000 from Inception on
February 1, 2000:

                                             December 31, 2000
                                             -----------------
          Revenue                                     0
          Expenses                               $7,937
             Net Income (loss)                  $(7,937)
             Per Common Share                    $(0.04)
          Working Capital (Deficit)             $(7,031)
          Liabilities                           $17,986
          Total Assets                          $35,862
          Stockholders' Equity                  $17,876
          Dividends Per Share                      NONE

              Item 7.  MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION

      This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form10-K in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

      As noted previously, Kinship is a start-up entity without prior operating history, revenues or income. No assurance or warranty can be made that Kinship will be successful in its anticipated business operations and the nature of a start-up entity is that it poses significant risk factors as to whether any investor will receive back a return of investment, or whether they will lose their entire investment.

(I) LIQUIDITY

      The initial capital of Kinship was $25,000 of which approximately $14,000 was expended through December, 2000.

      The accountants have noted in their notes to the financial statements, Note 5, that because Kinship has no operating history and limited capitalization, the auditors must reserve opinion as to whether the company may continue as a "going concern."

      We have also expressed some concern that the capitalization sought to be raised by the IPO may be too limited to adequately fund the intended business activities. We believe Kinship must take this risk based upon its inability to obtain an underwritten offering for greater capital. As a result, it must limit the amount of capital being raised to that which reasonably can be anticipated through management's efforts. We believe, but cannot warrant, that such capital should be adequate to move Kinship to a point where revenues are generated by Kinship's licensed software, if the product proves to be commercially viable.

     Purchasers of Kinship's stock are assuming a risk as to both viability of the product as a commercially marketable technology, as well as the normal risk inherent in a start-up entity with limited capitalization.

           Because no revenues have been generated to date, there does not exist any standard methodology to break down factors as to what sectors or clients, if any, may generate revenues, actual profit margins. Further we do not presently know costs of operation and other standard accounting and financial measurements. The lack of such financial standards and measurements must be considered as an additional risk factor to holders of the company's stock.

      There is also a concern that actual costs of operation may substantially exceed the projections used by Kinship in preparing the Use of Proceeds Section of its IPO in which event Kinship may have to spend more of the net proceeds of its offering to sustain minimal operations and devote less to product development and marketing.

(J) CAPITAL RESOURCES

     Should the anticipated proceeds of the IPO not be sufficient to fund the projected activities of Kinship, Kinship does not have any alternative financing commitments. Kinship may attempt to raise additional funding by some form of private placement; however, no assurance of such financing or the success of any alternative financing can be made. In all events, Kinship has no alternative financing commitments, including any institutional or private loan commitments, or loan or financing commitments by officers or directors. If it appears that the projection of revenues to sustain operations cannot be met in the projected six months, then Kinship can most likely only continue for a limited time and will only employ any capital, as available, if we believe sustained operations can be obtained. Otherwise, Kinship would be forced to liquidate and terminate operations or seek alternative business opportunities and/or financing. No projections of such future financing alternatives, or the feasibility of such alternatives, can be made at this time.

(K) RESULTS OF OPERATIONS

     As previously noted, Kinship has had no prior operations and all activities to date have been limited to start-up activities, including registration and capital formation. As generally discussed under the Business Section, we believe that through an expenditure of the capital being raised, Kinship will be able to determine within six months if the product can be commercially marketed, though no warranty or assurance of this projection can be given.

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information   required  by  this  item  appears   in   the
Consolidated Audited Financial Statements and Auditors Report for
Kinship  for  the year ending December 31, 2000 as  listed  under
Item 14.


   Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                -11-


                            PART III

               Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND
                      SIGNIFICANT EMPLOYEES

     Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Kinship, together with all required relevant disclosures for the past five years. Following the biographical information for the directors and officers is a remuneration table showing current compensation and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.


         NAME                 POSITION       CURRENT TERM OF OFFICE
    ------------------    ----------------   -----------------------
    Mr. Terry Deru         Director/CEO/     Appointed in
                             President       Organizational
                          Chairman of the    Minutes - February,
                               Board         2000.
                            (Part-time)      Will serve as director
                                             through first annual
                                             meeting, June 2001.
                                             Will serve as an
                                             officer without
                                             term/contract pursuant
                                             to leave of the Board
                                             of Directors.

Mr. Andrew Limpert      Director/Treasurer/  Appointed in
                        Secretary            Organizational Minutes
                        CFO/Accounting       - February, 2000.
                        Officer              Will serve as Director
                        (As needed)          through first annual
                                             meeting, June 2001.
                                             Will serve as an
                                             officer without
                                             term/contract pursuant
                                             to leave of the Board
                                             of Directors

Mr. Robert Hunter       Director             Appointed in
                        (As needed)          Organizational Minutes
                                             - February, 2000.
                                             Will serve as Director
                                             through first annual
                                             meeting, June 2001..
                                             Will serve as an
                                             officer without
                                             term/contract pursuant
                                             to leave of the Board
                                             of Directors

Mr. David Collier       Vice President       Appointed in
                        (As needed)          Organizational Minutes
                                             -February, 2000 as an
                                             officer.  Will serve
                                             as an officer without
                                             term/contract pursuant
                                             to leave of the Board
                                             of Directors

(L) BIOGRAPHICALS

MR. TERRY DERU - DIRECTOR , CEO/PRESIDENT, CHAIRMAN OF THE BOARD
Age: 46

     Mr. Deru is currently an owner and consultant with Belsen Getty LLC, or its predecessor form of operation as a corporation, a Salt Lake City, Utah based financial and retirement planning firm. The firm, or its predecessor, has been a licensed investment advisory firm with the SEC since 1984 and in Utah since July of 2000. Mr. Deru is a licensed and certified financial planner. Mr. Deru has been with Belsen Getty since 1985. Mr. Deru will continue on a part-time affiliation with Belsen Getty while acting as the part-time officer of the
Company.   Mr. Deru obtained a B.A. degree from the University of
Utah in Salt Lake City, Utah, in finance in 1977 and an M.B.A. degree from that institution in 1979.

MR. ANDREW LIMPERT  - DIRECTOR/SECRETARY/TREASURER/CFO
ACCOUNTING OFFICER
Age: 30

     Mr. Limpert has been a financial and retirement planner with the Salt Lake based firm of Belsen Getty LLC since 1998, but he is not a certified financial planner. In this capacity he has recently completed licensing requirements and testing prescribed by the State of Utah to be an investment advisor. Mr. Limpert plans to continue his full-time employment with Belsen Getty. Prior to that position he worked with Pro Source Software of Park City, Utah as a software sales agent from 1993 to 1998. Mr. Limpert holds a B.S. degree in finance from the University of Utah, in Salt Lake City, Utah, in 1995 and an M.B.A from Westminster College of Salt Lake City, Utah in 1998.

MR. ROBERT HUNTER - DIRECTOR
Age :47

     Mr. Hunter is a practicing CPA with Hunter & Hashimoto in Sandy, Utah. He has been affiliated with that firm over the past twelve years. Mr. Hunter specializes in Tax and Bankruptcy accounting. He will serve on an as needed basis. He is a 1981 graduate of Brigham Young University in Provo, Utah with a Master of Accountancy in Federal Taxation.

MR. DAVID COLLIER - VICE PRESIDENT
Age: 31

     Mr. Collier most recently served as a sales representative with Bank of the West where he was responsible for obtaining loan commitments. He has been affiliated with the Bank from August 1996 to current. Previously Mr. Collier has worked for Lightspeed Dealer Systems as a sales representative for its software products from March 1992 to July 1996. In this capacity he gained experience in a public company as it completed an IPO and in a later merger transaction where the company was bought out by Bell & Howell Corporation. Mr. Collier is a graduate of Weber State University in Ogden, Utah with a B.S. Degree in technical sales.

     The following includes the anticipated three most highly compensated officers or directors in Kinship. As each investor has been advised, this is a start up entity in which no salaries have been paid to date. The following section attempts to set forth the anticipated salaries to be paid from revenues, if Kinship is successful in this offering. At present, there is no plan to pay any salary from offering proceeds beyond the initial six month stipend to Mr. Deru, or to pay other salaries from proceeds. There are no fixed employment contracts or commitments with current management. The following tables attempt only to illustrate probable management compensation after the start-up phase.

     Further, it is anticipated that if Kinship is successful in generating revenues, it will attempt to hire one or more other officers and employees to supply administrative and marketing services. As a result, the following chart only includes the current stipend amount to be paid to the president, with reservation of salaries to other officers pending revenues.

                Item 11.  EXECUTIVE COMPENSATION

     As indicated previously, no compensation has been allocated or paid to any of the principal officers of Kinship who are presently serving the company on an as needed basis.

     Mr. Deru will be paid a management stipend of $1,000 per month for a period of up to six months in the event of and from the close of the IPO. It is anticipated that during this period Mr. Deru will devote such time as may be necessary to the affairs of the company .

     As soon as revenues would justify, the company would intend to establish reasonable and appropriate salaries for its principal officers and any other management employees who may be hired at that time. It is also anticipated that in the event of sufficient revenues to justify payment of salaries, one or more of the principal officers may become a full time employee of the company. These matters would be subsequently reported as material events as part of the ongoing reporting requirements of Kinship.

Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
                             OWNERS

(M) SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Kinship at the present time:

Title or      Name of Owner       Amount    Amount    Percent    Percent of
Class                              owned    owned     of Class      Class
                                  before    after      Before     After Max.
                                   the       the      Offering     Offering
                                Offering   Offering   (Rounded)   (Rounded)
---------------------------------------------------------------------------
Common Stock   Terry Deru        625,000     same        49%         42.6%
Common Stock   Andrew Limpert    625,000     same        49%         42.6%
Common Stock   Robert Hunter      10,000     same         1%           .6%
Common Stock   David Collier      10,000     same         1%           .6%
Common Stock   All Officers/   1,270,000     same 1     100%         86.4%
               Directors as
               a Group
___________
     1 Assumes management does not purchase shares in the IPO.

     There are no other shareholders which own any of the outstanding stock prior to the IPO. Further, the company has not adopted any form of warrants or option rights to any person who acquires stock. It is anticipated that in the event of the successful completion of the IPO, the board of directors may authorize and approve a standard incentive stock option plan.

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are certain transactions related to Kinship and this offering which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section:

     1. The Distribution Contract, described earlier in the offering, was not negotiated or derived between totally disinterested parties. Mr. Limpert, on behalf of Kinship, had substantial prior involvement and participation with the supplier, ProSource Software, in the initial development and implementation of the technology products subject to the

Distribution Contract as a prior sale's agent with ProSource. It is believed that Kinship may not have known about or have been directed to pursue its current technology products, but for the prior affiliation of Mr. Andrew Limpert with ProSource. Additionally, Mr. Limpert's father, Rudolf Limpert, was the owner of ProSource prior to negotiating the Distribution Contract and has recently reacquired such ownership interest. Mr. Andrew Limpert does not have any ownership interest in ProSource. Mr. Andrew Limpert never had an ownership interest in ProSource and has no further income interest. Notwithstanding the foregoing relationships between Mr. Andrew Limpert and Mr. Rudolf Limpert, we are convinced that terms of the Distribution Contract, as negotiated with parties unrelated to the Limperts, are typical and consistent with those that may have been obtained from any third party contractor. However, each investor in this offering should consider that the terms and provision of the Distribution Contract as well as continuing business relationships between ProSource and Kinship may not be the result of an arms-length bargaining position between two totally disinterested parties because of the past or current relationships between Mr. Andrew Limpert and Mr. Rudolf Limpert.

     2. Mr. Limpert and Mr. Deru have had a substantial prior business relationship and dealings as financial planners and part owners of the Belsen Getty financial planning firm. As a result, they may bring with them historical relationships and interests which would not be the same as two totally disinterested parties being retained as officers and directors of a public company by unrelated management.

     3. Each shareholder should consider, even if the total IPO is sold, the prior management group, as described above, will continue in control and will essentially be in a position to dictate salaries, distributions, and other interests as to all shareholders. While there is a general common law or statutory obligation placed upon management of Kinship to act in the best interest of all shareholders, each investor in this offering should consider that their minority shareholders status imposes a certain risk of not being in a position to influence or affect the direction of the company.

     4. As a condition to the qualification of the IPO in Utah, the Utah Securities Commission required the two principal shareholders, Mr. Limpert and Mr. Deru, to enter into a Promotional Shares Lock-In Agreement the essential terms of which provide:


   .    Mr. Limpert and Mr. Deru may not commence selling or
       transferring their shares for two years from the close of the IPO, unless Kinship has aggregate revenues of $500,000 or more and there is no reservation about the company as a going concern. In the event of such revenues, they may sell 2.5% of their shares each quarter commencing one year after the close of the IPO, with all remaining shares eligible for sale two years after the close of the IPO.

   .    If the required gross revenues are not met, the
       shareholders may commence selling two and one-half per cent
	 (2.5%) of their shares each quarter commencing two years after the close of the IPO.

   .    In all events the agreement will terminate four years
       from the closing date of the IPO or if the IPO is withdrawn.

              The foregoing purports to be an accurate summary of the agreement which was filed as an Exhibit to Kinship's earlier SB-1 Registration.

                             Part IV

       Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM  8-K

     1.        Financial Statements:  See attached Index to
Financial Statements, Financial Statement and Supplemental
Information as referenced in Part II, Item 8.

     2.        Reports on Form 8-K:

       None

     3.        Exhibit Index:

        3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-1 Registration
              Statement.

        3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-1 Registration Statement.

       10.0  Material Agreements.

             10.1 Product Distribution Agreement. Earlier filed and incorporated as part of SB-1 Registration Statement.

             10.2 Promotional Shares Lock-In Agreement. Earlier filed
                  and incorporated as part of SB-1 Registration Statement.

       23.0  Consents.

             23.1 Opinion of Counsel In Re Legality.  Earlier filed and incorporated as part of SB-1 Registration Statement.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   KINSHIP SYSTEMS, INC.


Date:     March 13, 200l           By: /s/ Terry Deru
                                   ---------------------------
                                   Mr. Terry Deru, President,
                                   Chief Executive Officer

Date:     March 13, 2001           By: /s/ Andrew Limpert
                                   ---------------------------
                                   Mr. Andrew Limpert
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:     March 13, 200l           By: /s/ Terry Deru
                                   ---------------------------
                                   Mr. Terry Deru
                                   President/Director

Date:     March 13, 2001           By: /s/ Andrew Limpert
                                   ---------------------------
                                   Mr. Andrew Limpert
                                   Director

Date:     March 13, 2001           By: /s/ Robert Hunter
                                   ---------------------------
                                   Mr. Robert Hunter
                                   Director

                      KINSHIP SYSTEMS, INC.
                (A Development Stage Enterprise)


                        TABLE OF CONTENTS


                                                                     Page

Report of Independent Certified Public Accountants                   F-1

Financial Statements:

     Balance Sheet - December 31, 2000                               F-2

     Statement of Operations for the Period from February 1,
      2000 (Date of Inception) through December 31, 2000             F-3

     Statement of Stockholders' Equity for the Cumulative
      Period from February 1, 2000 (Date of Inception) through
      December 31, 2000                                              F-4

     Statement of Cash Flows for the Period from February 1,
      2000 (Date of Inception) through December 31, 2000             F-5

Notes to Financial Statements                                        F-6

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                     (801) 532-2200
Member of AICPA Division of Firms                   Fax (801) 532-7944
      Member of SECPS                          345 East Broadway, Suite 200
Member of Summit International Associates    Salt Lake City, Utah 84111-2693


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Kinship Systems, Inc

We have audited the accompanying balance sheet of Kinship Systems, Inc. (a development stage enterprise) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from February 1, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinship Systems, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the period from February
1, 2000 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's lack of operating history raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /S/ Hansen, Barnett & Maxwell
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 31, 2001

                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprises)
                             BALANCE SHEET
                           DECEMBER 31, 2000


                                ASSETS

Current Assets
  Cash                                                          $  10,955
                                                                ---------
     Total Current Assets                                          10,955
                                                                ---------
Deferred Offering Costs                                            24,907
                                                                ---------
     Total Assets                                               $  35,862
                                                                =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                              $  17,986
                                                                ---------
     Total Current Liabilities                                     17,986
                                                                ---------
Stockholders' Equity
  Common stock - no par value; 50,000,000 shares
   authorized;  1,270,000 shares issued and outstanding            25,813
  Deficit accumulated during the development stage                 (7,937)
                                                                ---------
     Total Stockholders' Equity                                    17,876
                                                                ---------
Total Liabilities and Stockholders' Equity                      $  35,862
                                                                =========

    The accompanying notes are an integral part of these financial statements.

                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprise)
                        STATEMENT OF OPERATIONS


                                                         From
                                                  February 1, 2000
                                                  (Date of Inception)
                                                        through
                                                  December 31, 2000

Revenue                                               $         -

General and administrative expenses                         7,937
                                                      -----------
Net Loss                                              $    (7,937)
                                                      ===========
Basic and Diluted Loss Per Share                      $     (0.01)
                                                      ===========
Weighted Average Number of Shares
  Outstanding                                           1,270,000
                                                      ===========

    The accompanying notes are an integral part of these financial statements.

                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprise)
                   STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Deficit
                                                             Accumulated
                                           Common Stock       During the    Total
                                       ---------------------- Development Stockholders'
                                         Shares      Amount      Stage       Equity
                                       ----------  ----------  ----------  ----------
Balance - February 1, 2000                      -  $        -  $        -  $        -

Shares issued for cash, February
 12, 2000, $.0203 per share             1,230,000      25,000           -      25,000

Shares issued for services, February
 12, 2000, $.0203 per shares               40,000         813           -         813

Net loss                                        -           -      (7,937)     (7,937)
                                       ----------  ----------  ----------  ----------
Balance - December 31, 2000             1,270,000  $   25,813  $   (7,937) $   17,876
                                       ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

                        KINSHIP SYSTEMS, INC.
                  (A Development Stage Enterprise)
                       STATEMENT OF CASH FLOWS

                                                              From
                                                        February 1, 2000
                                                        (Date of Inception)
                                                             through
                                                        December 31, 2000
                                                        -----------------
Cash Flows from Operating Activities
 Net loss                                                $  (7,937)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
    Accounts payable                                           838
    Stock issued for services                                  813
                                                         ---------
    Net Cash Used by Operating Activities                   (6,286)
                                                         ---------
    Net Cash From Investing Activities                           -
                                                         ---------
Cash Flows From Financing Activities
 Deferred offering costs                                    (7,759)
 Proceeds from issuance of common stock                     25,000
                                                        ----------
    Net Cash Provided by Financing Activities               17,241
                                                        ----------
Net Increase in Cash and Cash Equivalents                   10,955

Cash and Cash Equivalents at Beginning of Period                 -
                                                        ----------
Cash and Cash Equivalents at End of Period              $   10,955
                                                        ==========
Non-Cash Financing and Investing Information
 Accrual of Deferred Offering Costs                     $   17,148
                                                        ==========

    The accompanying notes are an integral part of these financial statements.

                        KINSHIP SYSTEMS, INC.
                  (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - On February 1, 2000, Kinship Systems, Inc ("the Company") was organized under the laws of the State of Utah. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. The planned operations of the Company consists of marketing and selling proprietary computer software to be used in accident vehicle
prevention and accident reconstruction and analysis.   The
Company has established it's year end as December 31.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  INCOME TAXES

The components of the net deferred tax asset as of December 31, 2000 are as follows:

          Tax Net Operating Loss  Carryforward      $  2,961
          Valuation Allowance                         (2,961)
                                                    --------
          Net Deferred Tax Asset                    $      -
                                                    ========

During the period ended December 31, 2000 the valuation allowance increased $2,961.

As of December 31, 2000 the Company had net operating loss carry forwards for federal income tax reporting purposes of $32,096 which will expire, beginning in 2020.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31, 2000:


   Income tax benefit at statutory rate (34%)       $ (2,699)
   Change in valuation allowance                       2,961
   State benefit net of federal tax                     (262)
                                                    --------
   Provision for Income Taxes                       $      -
                                                    ========
NOTE 3 -  STOCKHOLDERS' EQUITY

On February 12, 2000, the Company issued 1,230,000 shares of common stock to two officers and directors of the Company for cash. The proceeds from the issuance of the stock was $25,000 or $0.0203 per share. On that same date, all directors and officers of the Company each received 10,000 shares of common stock for entrepreneurial and organizational services rendered to the Company. These directors and officers received a total of 40,000 shares of common stock of the Company. The shares have been valued at $813 or $0.0203 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On March 31, 2000, the Company entered into a lease agreement for use of office space with a company under common ownership. The owners of the related company are the majority shareholders of the Company and are also officers and directors of the Company. The lease was amended to begin on June 1, 2000 with a lease term of one year. The base monthly rent for the term of the lease is $200. The Company has the right to extend the lease term for up to three additional years.

The Company has entered into an agreement with the president to provide a $1,000 stipend per month that will not accrue until the Company has revenues or until after six months. After that time, the anticipated salaries for the three full time officers will be determined by the Board of Directors. For services performed previous to the Company receiving revenues or the six month time period, the officers received common stock as compensation. See
Note 3.

The Company has plans to complete an SB-1 Registration Statement.
As a result of this offering, the Company will owe approximately
$18,000 to various parties who participated in the filing of the Registration Statement.

NOTE 5 - GOING CONCERN

The Company has limited operating history. This situation raises substantial doubt about its ability to continue as a going concern. Management plans to complete an SB-1 Registration Statement in which the Company will offer a minimum of 100,000 shares of common stock and a maximum of 200,000 shares of common stock at $1.00 per share. From the proceeds, the Company plans to use approximately $17,000 to pay legal counsel that assisted in the offering and $8,000 for other various offering costs. Management also plans to begin marketing and selling the Company's products with the proceeds from the offering. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 6 - SOFTWARE LICENSING AGREEMENT

On May 5, 2000, the Company entered into an agreement with a software producer wherein the Company has the exclusive rights to market and distribute two accident reconstruction software packages in five western states. The Company is entitled to purchase the product at a 20 percent discount from the prevailing market price charged by the software producer for identical product.