Form 10QSB
period 2001-03-31
KINSHIP SYSTEMS INC
filed 2001-05-10
CIK 1117034

KINSHIP SYSTEMS, INC.
                (A Development Stage Enterprise)


                  INDEX TO FINANCIAL STATEMENTS


                                                         Page

Financial Statements:

     Balance Sheets - March 31, 2001 (Unaudited)
     and December 31, 2000                                  1

      Statements of Operations (Unaudited) for the
      Three Months Ended March 31, 2001 and 2000,
      and for the Period from February 1, 2000
     (Date of Inception) through March 31, 2001             2

      Statements  of Cash Flows (Unaudited) for
      the Three Months Ended March 31, 2001 and
      2000, and for the Period from February 1,
      2000 (Date of Inception) through March 31, 2001       3

Notes to Financial Statements (Unaudited)                   4

/PAGE/


                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprises)
                            BALANCE SHEETS


                                            March 31,  December 31,
                                               2001        2000
                                            Unaudited)
                            ASSETS          ----------  -----------

Current Assets
  Cash                                      $    7,148  $    10,955
                                            ----------  -----------
     Total Current Assets                        7,148       10,955
                                            ----------  -----------
Deferred Offering Costs                         26,560       24,907
                                            ----------  -----------
Total Assets                                $   33,708  $    35,862
                                            ==========  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                          $   18,687  $   17,986
                                            ----------  ----------

     Total Current Liabilities                  18,687      17,986
                                            ----------  ----------
Stockholders' Equity
  Common stock - no par value;
    50,000,000 shares authorized;
    1,270,000 shares issued and
    outstanding                                 25,813      25,813
  Deficit accumulated during the
  development stage                            (10,792)     (7,937)
                                            ----------  ----------

     Total Stockholders' Equity                 15,021      17,876
                                            ----------  ----------
Total Liabilities and Stockholders' Equity  $   33,708  $   35,862
                                            ==========  ==========

The accompanying notes are an integral part of these financial statements.

                              1

                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                          From
                                                                   February 1,
                                                                          2000
                                                                      (Date of
                                        For the Three Monts Ended   Inception)
                                                March 31,              through
                                        -------------------------    March 31,
                                              2001           2000         2001
                                        ----------     ----------   ----------
Revenue                                 $        -     $        -   $        -

General and administrative expenses           2,855           813       10,792
                                        -----------    ----------   ----------

Net Loss                                $     2,855    $      813   $  (10,792)
                                        ===========    ==========   ==========
Basic and Diluted Loss Per Share        $         -    $        -   $    (0.01)
                                        ===========    ==========   ==========

Weighted Average Number of Shares
  Outstanding                            1,270,000      1,270,000    1,270,000

  The accompanying notes are an integral part of these financial statements.

                              2


                        KINSHIP SYSTEMS, INC.
                  (A Development Stage Enterprise)
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                                                                           From
                                                                    February 1,
                                                                           2000
                                                      For The         (Date of
                                                 Three Months Ended  Inception)
                                                      March 31,        through
                                                  -----------------   March 31,
                                                     2001      2000       2001
                                                  -------   -------   --------
Cash Flows from Operating Activities
  Net loss                                        $(2,855)  $  (813)  $(10,792)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
     Accounts payable                                (310)        -        528
     Stock issued for services                          -       813        813
                                                  -------   -------   --------

     Net Cash Used by Operating Activities         (3,165)        -     (9,451)
                                                  -------   -------   --------
     Net Cash From Investing Activities                 -         -          -
                                                  -------   -------   --------
Cash Flows From Financing Activities
  Deferred offering costs                            (642)        -     (8,401)
  Proceeds from issuance of common stock                -    25,000     25,000
                                                  -------   -------   --------

     Net Cash Provided (Used) by Financing
       Activities                                    (642)   25,000     16,599
                                                  -------   -------   --------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                (3,807)   25,000      7,148

Cash and Cash Equivalents at Beginning
  of Period                                        10,955         -          -
                                                  -------   -------   --------
Cash and Cash Equivalents at End
  of Period                                       $ 7,148   $25,000   $  7,148
                                                  =======   =======   ========
Non-Cash Financing and Investing Information
  Accrual of Deferred Offering Costs              $ 1,011   $     -   $ 18,159
                                                  =======   =======   ========

The accompanying notes are an integral part of these financial statements.

                              3
NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2001 and 2000, the Company incurred net losses of
$2,855 and $813, respectively. As of March 31, 2001, the accumulated deficit from inception totaled $10,792. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has plans to complete a SB-1 Registration Statement to raise additional capital. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

NOTE 3 - SUBSEQUENT EVENTS

On April 30, 2001, the Company closed its initial public offering and issued 102,750 common shares upon receiving cash proceeds of $102,750. Accrued deferred offering costs in the amount of $18,687 were recognized as a reduction from the proceeds of the offering.


                              4