Form 10QSB/A
period 2001-03-31
KINSHIP SYSTEMS INC
filed 2001-05-14
CIK 1117034

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB/A
                           AMENDMENT NO. 1

                           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2001
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to


                Commission File Number 333-40954

                      KINSHIP SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

                    Utah                              87-0648148
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)



                      22 East 100 South, Suite 400
                       Salt Lake City, Utah 84111
                 (Address of principal executive officers)
                           (801) 521-8636
            (Registrant's telephone number, including area code)

                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: 1,372,750 shares issued as of April 31, 2001, No
Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.
INDEX

                              1

                      Kinship Systems, Inc.
                For Quarter Ending March 31, 2001

Part I.  Financial Information

     Item 1.   Financial Statements

               Balance Sheets - March 31, 2001 (Unaudited) and
               December 31, 2000.

               Statements of Operations (Unaudited) - For the three months ended March 31, 2001 and 2000, and for the period from February 1, 2000 (Date of Inception) through March 31, 2001.

               Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2001 and 2000, and for the period February 1, 2000 (Date of Inception) through March 31, 2001.

               Notes to Financial Statements (Unaudited) - March 31, 2001

     Item      2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Part II.  Other Information

     Item      1.   Legal Proceedings

     Item      2.   Changes in Securities and Use of Proceeds

     Item      4.   Submission of Matters to a Vote of Security
                    Holders

     Item      5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures
                              2



                 Part I - Financial Information

Item I.  Financial Statements

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


                              4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
---------------------

                              3
Kinship was incorporated in Utah on February 1, 2000 and has been involved exclusively to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares closed as of April 30, 2001 by which it raised gross proceeds of $102,750 by selling 102,750 of its common voting shares at $1.00/share to 28 investors, most
of whom reside in Utah.   The use of proceeds from the IPO are
more particularly described under Part II, Item 2 of this Report.

The accumulated deficit for Kinship during the development stage resulting from general and administrative costs were $7,937 as of December 31, 2000 and $10,792 as of March 31, 2001. Net losses from inception (2/1/2000) to March 3l, 2001 were $10,792.

As noted in Kinships's earlier IPO filing and 10-KSB report, it intends to engage in the near future in the attempted marketing and distribution of its unique proprietary accident reconstruction software and will employ the net proceeds of its IPO generally as outlined and previously disclosed in its IPO filing.

Kinship would anticipate that it may have actual revenues to report as early as the next quarterly filing, though no warranty or assurance of this projection can be made. In all events, the next periodic filing will contain a continuing review and explanation of the use of proceeds of the IPO.

Liquidity and Sources of Capital
--------------------------------
As noted above, Kinship has not engaged in business operations to date. It is holding in its subscription account $102,750 of gross proceeds of its recently completed IPO. As to these funds the company has accrued obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $18,687 leaving estimated net operating proceeds to be employed in future business operations of approximately $84,063. Its accrued accumulated deficit to date is $10,792 with stockholders equity of $l5,021.

Kinship is fully dependent on implementing its original business plan of marketing and distributing its unique proprietary software from the limited net proceeds of its recently completed IPO. The company believes that it has the minimal capital to implement its operations and business plan as generally outlined in its prior IPO and 10-KSB filing. However, no assurance or warranty that the company will be successful in its marketing efforts can be made or is implied. Further, if Kinship is not successful in reaching a state of profitability from the use of the net offering proceeds, there is no presently committed or determined alternative source or means of financing.

It is possible that Kinship could seek subsequent private placement financing funds or other means to continue its business operations, though no assurance or warranty that funds will be available or that even the company would deem it as feasible or appropriate to seek such alternative financing can be made if the initial IPO proceeds are not sufficient to sustain continuing operations.

Forward-Looking Information
---------------------------
Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                              5
                   Part II - Other Information

Item 1.  Legal Proceedings

Kinship is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.

Item 2.  Changes in Securities and Use of Proceeds

The company has not had any change in its securities since its last report filing on Form 10-K.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on April 30, 2001:

     1.        Gross proceeds sold - $102,750

     2. Accrued offering related costs including printing, accounting, legal and related filing fees - $18,687

     3.        Net proceeds for future operations: $84,063

Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Kinship presently anticipates holding its first annual shareholders meeting at a date to be designated in the fourth quarter of 2001 for the election of directors and other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

Item 5.  Other Matters

To the date of this filing, Kinship has not established a current trading market for its shares. It is continuing to work for a listing on the Electronic Bulletin Board, but can give no warranty or assurance of this result.

Item 6.  Exhibits and Reports on Form 8-K

None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REGISTRANT:   KINSHIP SYSTEMS, INC.


                             By: /s/ Mr. Terry Derru
                                 ------------------------
                                 Mr. Terry Derru
                                 President



                             By: /s/ Mr. Andrew Limpert
                                 ----------------------
                                 Mr. Andrew Limpert
                                 Chief Financial and Accounting
                                 Officer



Dated: May 10, 2001

