Form 10QSB
period 2001-06-30
KINSHIP SYSTEMS INC
filed 2001-08-06
CIK 1117034

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001
                                  OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From _____________ to ____________________.

                   Commission File Number 333-40954

                         KINSHIP SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

                 Utah                                    87-0648148
                 ----                                    ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                         22 East 100 South, Suite 400
                          Salt Lake City, Utah 84111
                         ----------------------------
               (Address of principal executive officers)
                            (801) 521-8636
                            --------------
         (Registrant's telephone number, including area code)

                            Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:   X Yes       No;   X Yes       No

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by the court. Yes  No    Not
Applicable

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 1,372,750 shares issued as of July 1, 2001, No Par
Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.

                              INDEX

                      Kinship Systems, Inc.
                For Quarter Ending June 30, 2001

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000.

               Condensed Statements of Operations (Unaudited) - For the three months ended June 30, 2001 and 2000, for the six months ended June 30, 2001, and for the period from February 1, 2000 (Date of Inception) through June 30, 2000 and 2001

               Condensed Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2001, and for the periods February 1, 2000 (Date of Inception) through June 30, 2000 and 2001

               Notes to Condensed Financial Statements (Unaudited) -
               June 30, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities and Use of Proceeds

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures

                 Part I - Financial Information

Item 1.  Financial Statements


                      KINSHIP SYSTEMS, INC.
                (A Development Stage Enterprise)


                  INDEX TO FINANCIAL STATEMENTS


                                                                      Page

Financial Statements:

     Condensed Balance Sheets (Unaudited) - June 30, 2001 and
       December 31, 2000                                                4

     Condensed Statements of Operations (Unaudited) for the
       Three Months Ended June 30, 2001 and 2000, for the Six
       Months Ended June 30, 2001, and for the Periods from
       February 1, 2000 (Date of Inception) through
       June 30, 2000 and 2001                                           5

     Condensed Statements of Cash Flows (Unaudited) for the Six
       Months Ended June 30, 2001 and for the Periods from February
       1, 2000 (Date of Inception) through June 30, 2000 and 2001       6

Notes to Condensed Financial Statements (Unaudited)                     7

                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprises)
                       CONDENSED BALANCE SHEETS
                              (Unaudited)


                                                       June 30,  December 31,
                                                         2001       2000
                                                      ----------  ----------
                                        ASSETS

Current Assets
  Cash                                                $   85,633  $   10,955
                                                      ----------  ----------
     Total Current Assets                                 85,633      10,955
                                                      ----------  ----------
Deferred Offering Costs                                        -      24,907
                                                      ----------  ----------
     Total Assets                                     $   85,633  $   35,862
                                                      ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $    1,196  $   17,986
                                                      ----------  ----------
     Total Current Liabilities                             1,196      17,986
                                                      ----------  ----------
Stockholders' Equity
  Common stock - no par value; 50,000,000 shares
     authorized; 1,372,750 and 1,270,000 shares
     issued and outstanding, respectively                 98,684      25,813
  Deficit accumulated during the development stage       (14,247)     (7,937)
                                                      ----------  ----------
     Total Stockholders' Equity                           84,437      17,876
                                                      ----------  ----------
Total Liabilities and Stockholders' Equity            $   85,633  $   35,862
                                                      ======================

                         KINSHIP SYSTEMS, INC.
                   (A Development Stage Enterprise)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                     For the       For the Period
                                   For The          Six Months    February 1, 2000
                              Three Months Ended      Ended   (Date of Inception) Through
                                   June 30,          June 30,          June 30,
                            ----------------------  ----------  ----------------------
                               2001        2000        2001       2000         2001
                            ----------  ----------  ----------  ----------  ----------
Revenue                     $        -  $        -  $        -  $        -  $        -

General and administrative
 expenses                        4,180         259       7,035       1,072      14,972
                            ----------  ----------  ----------  ----------  ----------
Interest Income                    725           -         725           -         725
                            ----------  ----------  ----------  ----------  ----------
Net Loss                    $   (3,455) $     (259) $   (6,310) $   (1,072) $  (14,247)
                            ==========  ==========  ==========  ==========  ==========
Basic and Diluted Loss
 Per Share                  $    (0.00) $    (0.00) $    (0.00) $    (0.00) $    (0.01)
                            ==========  ==========  ==========  ==========  ==========
Weighted Average Number
 of Shares Outstanding       1,338,876   1,270,000   1,304,628   1,270,000   1,282,170
                            ==========  ==========  ==========  ==========  ==========

                        KINSHIP SYSTEMS, INC.
                  (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                         From February 1, 2000
                                           For the Six    (Date of Inception)
                                           Months Ended        Through
                                             June 30,          June 30,
                                            ----------  ----------------------
                                               2001        2000        2001
                                            ----------  ----------  ----------
Cash Flows from Operating Activities
  net loss                                  $   (6,310) $   (1,072) $  (14,247)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Accounts payable                              358           -       1,196
     Stock issued for services                       -         813         813
                                            ----------  ----------  ----------
     Net Cash Used by Operating Activities      (5,952)       (259)    (12,238)
                                            ----------  ----------  ----------
     Net Cash From Investing Activities              -           -           -
                                            ----------  ----------  ----------
Cash Flows From Financing Activities
  Deferred offering costs                      (22,120)          -     (29,879)
  Proceeds from issuance of common stock       102,750      25,000     127,750
                                            ----------  ----------  ----------
     Net Cash Provided (Used) by Financing
       Activities                               80,630      25,000      97,871
                                            ----------  ----------  ----------
Net Increase in Cash and Cash Equivalents       74,678      24,741      85,633

Cash and Cash Equivalents at Beginning
 of Period                                      10,955           -           -
                                            ----------  ----------  ----------
Cash and Cash Equivalents at End of Period  $   85,633  $   24,741  $   85,633
                                            ==========  ==========  ==========

                        KINSHIP SYSTEMS, INC.
                  (A Development Stage Enterprise)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2001 and the period from February 1, 2000 (date of inception) through June 30, 2000, the Company incurred net losses of $6,310 and $1,072, respectively. As of June 30, 2001, the Company has had no revenues and the accumulated deficit from inception totaled $14,247. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company completed an SB-1 Registration Statement on April 30, which raised a net of $72,871 in additional capital. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an agreement with the president to provide a $1,000 stipend per month that will not accrue until the Company has revenues or until after six months. After that time, the anticipated salaries for the three full time officers will be determined by the Board of Directors. For services performed previous to the Company receiving revenues or the six month time period, the officers each received 10,000 shares of common stock as compensation.

NOTE 3 - STOCKHOLDERS' EQUITY

On April 30, 2001, the Company closed its initial public offering and issued 102,750 common shares upon receiving cash proceeds of $102,750. Deferred offering costs in the amount of $29,879 were recognized as a reduction from the proceeds of the offering.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kinship was incorporated in Utah on February1, 2000 and has been involved exclusively to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares closed as of April 30, 2001 by which it raised gross proceeds of $102,750 by selling 102,750 of its common voting shares at $1.00/share to 28 investors, most of whom reside in Utah. The use of proceeds from the IPO are more particularly described under
Part II, Item 2 of this Report.

The accumulated deficit for Kinship during the development stage resulting from general and administrative costs were $7,937 as of December 31, 2000 and $14,247 as of June 30, 2001. Net losses from inception (2/1/2000) to June 30, 2001 were $14,247.

Kinship has commenced its initial marketing activities by a mass mailing of advertising and description of its products to law enforcement agencies within several western states. Mr. Limpert has also met with ProSource and TM designs regarding bids and procedures for additional marketing activities. No accounting for these initial marketing efforts is presently available.

Kinship would anticipate that it may have actual revenues to report as early as the next quarterly filing, though no warranty or assurance of this projection can be made. In all events, the next periodic filing will contain a continuing review and explanation of the use of proceeds of the IPO, as well as marketing efforts.

Liquidity and Sources of Capital

As noted above, Kinship has not engaged in business operations to date. It raised in its subscription account $102,750 of gross proceeds from its recently completed IPO. As to these funds the company has accrued obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $22,120, leaving estimated net operating proceeds to be employed in future business operations of approximately $80,630. It has just commenced expending funds for its marketing activities, though no accounting for these initial expenditures is available. Its accrued accumulated deficit to date is $14,247 with stockholders equity of $98,684.

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

It is possible that Kinship could seek subsequent private placement financing funds or other means to continue its business operations, though no assurance or warranty that funds will be available or that the company would deem it as feasible or appropriate to seek such alternative financing can be made, if the initial IPO proceeds are not sufficient to sustain continuing operations.

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

The company has not had any change in its securities since its last report filing on Form 10-KSB.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on April 30, 2001:

     1.  Gross proceeds sold - $102,750

     2. Accrued offering related costs including printing, accounting, legal and related filing fees - $22,120

     3.  Amount expended to July 1, 2001 on marketing and operations - $0

     4.  Net proceeds for future operations: $80,630

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

Item 5.  Other Matters

Kinship has applied through ACAP financial of Salt Lake City, Utah for a NASDAQ listing of its common stock on the Electronic Bulletin Board. The application is still in a review process with the National Association of Securities Dealers, (NASD). The company is hopeful limited trading may commence in the next few weeks. Kinship cannot warrant any trading or the trading range if this registration is completed, but is informed that ACAP intends to propose an opening bid of $1.00 per share. The company has been assigned the trading symbol, "KSYS."

Item 6.  Exhibits and Reports on Form 8-K

None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             REGISTRANT:   KINSHIP SYSTEMS, INC.



Date:  August 6, 2001         By: /s/ Terry Derru
                              ----------------------
                              Mr. Terry Derru
                              President



Date:  August 6, 2001         By: /s/ Andrew Limpert
                              ----------------------
                              Mr. Andrew Limpert
                              Chief Financial and Accounting Officer



