Form 10QSB
period 2001-09-30
KINSHIP SYSTEMS INC
filed 2001-11-07
CIK 1117034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ______________ to _____________.

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

                          22 East 100 South, Suite 400
                           Salt Lake City, Utah 84111
                     ---------------------------------------
                    (Address of principal executive officers)

                                 (801) 521-8636
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports),    X Yes       No; and (2) has been subject to
such filing requirements for the past 90 days:   X Yes       No

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

Common Stock: 1,372,750 shares issued as of October 31, 2001, No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.



                                      INDEX

                              Kinship Systems, Inc.
                      For Quarter Ending September 30, 2001

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000.

               Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2001 and 2000, for the nine months ended September 30, 2001, and for the period from February 1, 2000 (Date of Inception) through September 30, 2000 and 2001

               Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2001, and for the periods February 1, 2000 (Date of Inception) through September 30, 2000 and 2001

               Notes to Condensed Financial Statements (Unaudited) - September 30, 2001

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

Signatures






                         Part I - Financial Information

Item 1.  Financial Statements


                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)


                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Financial Statements:

     Condensed Balance Sheets (Unaudited) - September 30, 2001 and
       December 31, 2000                                                   F-1

     Condensed Statements of Operations (Unaudited ) for the Three
       Months Ended September 30, 2001 and 2000, for the Nine Months
       Ended September 30, 2001,  and for the Periods from February
       1, 2000 (Date of Inception) through September 30, 2000 and 2001     F-2

     Condensed Statements of Cash Flows (Unaudited) for the Nine
       Months Ended September 30, 2001 and for the Periods from
       February 1, 2000 (Date of Inception) through September 30,
       2000 and 2001                                                       F-3

Notes to Condensed Financial Statements (Unaudited)                        F-4




                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                     September     December
                                                     30, 2001      31, 2000
                                                     ----------   ----------
                                        ASSETS

Current Assets
  Cash                                               $  68,911    $  10,955
                                                     ---------    ---------
     Total Current Assets                               68,911       10,955
                                                     ---------    ---------
Deferred Offering Costs                                     -        24,907
                                                     ---------    ---------
     Total Assets                                    $  68,911    $  35,862
                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $     247    $  17,986
                                                     ---------    ---------
     Total Current Liabilities                             247       17,986
                                                     ---------    ---------
Stockholders' Equity
  Common stock - no par value; 50,000,000 shares
   authorized; 1,372,750 and 1,270,000 shares
   issued and outstanding, respectively                 98,684       25,813
  Deficit accumulated during the development stage     (30,020)      (7,937)

     Total Stockholders' Equity                         68,664       17,876
                                                     ---------    ---------
Total Liabilities and Stockholders' Equity           $  68,911    $  35,862
                                                     =========    =========

   See accompanying notes to unaudited condensed financial statements.

                                F-1


                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     For the Period
                                                     For the Nine   February 1, 2000
                                                        Months     (Date of Inception)
                               Three Months Ended       Ended           Through
                                  September 30,      September 30,    September 30,
                              ----------------------  ----------  ----------------------
                                 2001        2000        2001        2000        2001
                              ----------  ----------  ----------  ----------  ----------
Revenue                       $      -    $     -     $     -     $     -     $      -

Selling, general and
 administrative expenses          16,327       3,265      23,362       4,337      31,299
                              ----------  ----------  ----------  ----------  ----------
Interest Income                      554        -          1,279        -          1,279
                              ----------  ----------  ----------  ----------  ----------
Net Loss                      $  (15,773) $   (3,265) $  (22,083) $   (4,337) $  (30,020)
                              ==========  ==========  ==========  ==========  ==========
Basic and Diluted Loss
  Per Share                   $    (0.01) $    (0.00) $    (0.02) $    (0.00)
                              ==========  ==========  ==========  ==========
Weighted Average Number
  of Shares Outstanding        1,372,750   1,270,000   1,327,585   1,270,000
                              ==========  ==========  ==========  ==========

   See accompanying notes to unaudited condensed financial statements.

                                F-2


                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          From February 1, 2000
                                            For the Nine   (Date of Inception)
                                            Months Ended        Through
                                            September 30,     September 30,
                                             ----------  ----------------------
                                                2001        2000        2001
                                             ----------  ----------  ----------

Cash Flows from Operating Activities
  Net loss                                   $  (22,083) $   (4,337) $  (30,020)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Accounts payable                              (591)     (1,033)        247
     Stock issued for services                        -         813         813
                                             ----------  ----------  ----------
     Net Cash Used by Operating Activities      (22,674)     (4,557)    (28,960)
                                             ----------  ----------  ----------
     Net Cash From Investing Activities               -           -           -
                                             ----------  ----------  ----------
Cash Flows From Financing Activities
  Deferred offering costs                       (22,120)          -     (29,879)
  Proceeds from issuance of common stock        102,750      25,000     127,750
                                             ----------  ----------  ----------
     Net Cash Provided by Financing
      Activities                                 80,630      25,000      97,871
                                             ----------  ----------  ----------
Net Increase in Cash and Cash Equivalents        57,956      20,443      68,911

Cash and Cash Equivalents at
 Beginning of Period                             10,955           -           -
                                             ----------  ----------  ----------
Cash and Cash Equivalents at
 End of Period                               $   68,911  $   20,443  $   68,911
                                             ==========  ==========  ==========

   See accompanying notes to unaudited condensed financial statements.

                                F-3


                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2001 and the period from February 1, 2000 (date of inception) through September 30, 2000, the Company incurred net losses of $22,083 and $4,337, respectively. As of September 30, 2001, the Company has had no revenues and the accumulated deficit from inception totaled $30,020. The Company commenced its initial marketing activities during September of 2001, however, it appears from initial comments received back from various law enforcement agencies that there has been a general deferral of any discretionary spending since the tragedy of the September 11, 2001 terrorist attacks. As a result, Kinship believes that its ability to market in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software.

These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company completed its initial public offering on April 30, which raised a net of $72,871 in additional capital. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Accordingly, management of Kinship believes its present focus should be directed to seeking alternative business opportunities. It will pursue this course by attempting to find suitable opportunities through development, acquisition or potential mergers.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The  Company  entered into an agreement with the president to provide  a  $1,000 stipend per month to him for his services. During June of 2001, the board of directors voted to modify this agreement to split the $1,000 per month to $500 to the president and $500 to the secretary for their services. For the nine months ended September 30, 2001, the Company paid $9,000 associated with this agreement. For services performed previous to the current fiscal year, the four officers each received 10,000 shares of common stock valued at $0.02 per share as compensation.

                                F-4

NOTE 3 - STOCKHOLDERS' EQUITY

On April 30, 2001, the Company closed its initial public offering and issued 102,750 common shares upon receiving cash proceeds of $102,750. Deferred offering costs in the amount of $29,879 were recognized as a reduction from the proceeds of the offering.

NOTE 4 - SUBSEQUENT EVENTS

During October of 2001, the Company's management elected to invest in short term bonds to enhance the return on the cash holdings of the Company.


                                F-5



Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations

Kinship was incorporated in Utah on February1, 2000 and has been involved exclusively to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares and which was closed as of April 30, 2001. In this IPO it raised gross proceeds of $102,750 by selling 102,750 of its common voting shares at $1.00/share to 28
investors, most of whom reside in Utah.   The use of proceeds from the IPO are
more particularly described under Part II, Item 2 of this Report.

The accumulated deficit for Kinship during the development stage resulting from general and administrative costs were $7,937 as of December 31, 2000 and $22,083 as of September 30, 2001. Net losses from inception (2/1/2000) to September 30, 2001 were $30,020.

Kinship has completed, as of mid-September, 2001, its initial marketing activities by a mass mailing of advertising and description of its products to law enforcement agencies within several states. Mr. Limpert has also met with ProSource and TM designs regarding bids and procedures for potential additional product and marketing activities.

As earlier reported, Kinship anticipated commencing its mass mailing of software product descriptions earlier in the summer but was unable to do so because of unforseen delays. It was unable to commence any significant mailing of these materials until mid-September, 2001. Unfortunately, by the time Kinship had completed its mass mailing the country had undergone the tragedy of the September 11, 2001 terrorist attack at the Word Trade Centers and the Pentagon. While it is not fully determined what impact this event has and will have on Kinship's economic future, it does appear from initial comments received back from various law enforcement agencies to whom the software programs were mailed that there is a general deferral of any discretionary spending which included spending on Kinship's proprietary software for accident reconstruction. As a result, Kinship believes that its ability to market in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software. Accordingly, management of Kinship believes its present focus should be directed to seeking alternative business opportunities. It will pursue this course by attempting to find suitable opportunities through development, acquisition or potential mergers.

Kinship expended approximately $8,000 of its gross offering proceeds on this initial mailing effort, or 8%. Approximately 15,000 pieces were mailed to various law enforcement agencies across the United States with little positive response. The company must now reconsider expenditure of its remaining offering proceeds as to this type of product or marketing activity. Presently under consideration is whether Kinship ought to change its business purpose or marketing efforts to other types of software programs or consider pursuing unrelated business activities. All of these matters are presently under consideration by the Board of Directors and may constitute a significant and substantial change in business direction for the company as resolved.

Subsequent to September 30, 2001, the remaining net proceeds of the offering, approximately $68,000, were invested in short term instruments by the company awaiting a reconsideration of business development and marketing efforts by the Board of Directors as generally discussed above.

The next periodic filing will contain a continuing review and explanation of the use of proceeds of the IPO, as well as alternative marketing or business efforts.

Liquidity and Sources of Capital

As noted above, Kinship has not engaged in business operations to date except to complete its initial marketing efforts. It raised in its subscription account $102,750 of gross proceeds. As to these funds, Kinship has accrued and paid obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $22,120, and the initial marketing and operating expenses of approximately $11,719, leaving estimated net operating proceeds to be employed in future business operations of approximately $68,911.

Kinship is presently determining how to modify its original business plan. With the remaining net proceeds of its recently completed IPO, it will have limited options should it determine to develop and market alternative software products or engage in other business activities as generally outlined above. The company believes that it has the minimal capital to continue its present operations and business plan for an estimated 2 -3 months, absent any other major marketing campaigns. However, no assurance or warranty that the company will continue or be successful in its marketing efforts can be made or is implied. Further, if Kinship is not successful in reaching a state of profitability from the use of the net offering proceeds, there is no presently committed or determined alternative source or means of financing.

It is possible that Kinship could seek subsequent private placement financing funds or other means to continue its business operations and/or to develop or market new products, though no assurance or warranty that funds will be available or that the company would deem it as feasible or appropriate to seek such alternative financing can be made if the initial IPO proceeds are not sufficient to sustain continuing operations.

                           Part II - Other Information

Item 1.  Legal Proceedings

Kinship is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party which would result in litigation.

Item 2.  Changes in Securities and Use of Proceeds

The company has not had any change in its securities since its last report filing on Form 10-QSB.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on April 30, 2001:

     1.   Gross proceeds sold - $102,750.

     2. Accrued offering related costs including printing, accounting, legal and related filing fees - $22,120.

     3. Amount expended to September 1, 2001 on marketing and operations - $11,719.

     4.   Net proceeds for future operations: $68,911.

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

Item 5.  Other Matters

During the recent quarter being reported, management of Kinship was able to obtain a listing of the company stock on the NASD sponsored Electronic Bulletin Board under the trading symbol "KSYS." Management was able to obtain an initial listing support from approximately eight market makers who trade the stock and provide a market. The range of the stock price for the third quarter was a low of $1.75/share and a high of $2.75/share.

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          REGISTRANT:   KINSHIP SYSTEMS, INC.



Date:   November 6, 2001            By:  /s/  Terry Deru
                                       --------------------------------------
                                       Mr. Terry Deru
                                       President



Date:  November 6, 2001             By:  /s/  Andrew Limpert
                                       --------------------------------------
                                       Mr. Andrew Limpert
                                       Chief Financial and Accounting Officer