Form 10KSB
period 2001-12-31
KINSHIP SYSTEMS INC
filed 2002-02-20
CIK 1117034

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


MARK ONE

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 333-40954

                              KINSHIP SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  UTAH                               87-0648148
                  ----                               ----------
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER
				                       IDENTIFICATION NUMBER)


     22 EAST 100 SOUTH, SUITE 400
     SALT LAKE CITY, UTAH                         84111
     ----------------------------                 ----------
     ADDRESS OF PRINCIPAL                          ZIP CODE
      EXECUTIVE OFFICES

Registrant's telephone number, including area code: (801) 521-8636


                                      Name of each exchange on
     Title of each class                  which registered
     --------------------------       ------------------------
        Common - No Par Value                  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  YES        NO   (Initial filing)

As of December 31, 2001, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the estimated net worth per share of $0.4/share, would be approximately $4,110.00. The Company has a very limited trading market which may unduly exaggerate the value of its securities if used to calculate market value.

As of February 1, 2002, the Registrant had outstanding 1,372,750 shares of common stock (no par value) of 50,000,000 shares authorized.

                         TABLE OF CONTENTS

                              PART I
                                                               Page

ITEM 1    BUSINESS                                              3

ITEM 2    PROPERTIES                                            6

ITEM 3    LEGAL PROCEEDINGS                                     6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   7

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY                 7
ITEM 6    SELECTED FINANCIAL DATA                               7

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                   8

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA           10

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES              10

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT       11

ITEM 11   EXECUTIVE COMPENSATION                               13

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                       14

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       15

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K                                  16

          SIGNATURES                                           17

/2/



                                     PART I

                                Item 1.  BUSINESS

FORWARD LOOKING INFORMATION DISCLAIMER

     Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, projections, intentions, anticipations and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements, while made in good faith, involve risks and uncertainties; including, without limitation to, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties which may be indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements.

GENERAL DESCRIPTION OF COMPANY AND BUSINESS

     Kinship Systems, Inc. was incorporated in the State of Utah on February 1, 2000 under the initial name of Kinship Communications, Inc. The name was changed as of March 2, 2000 to Kinship Systems, Inc. due to unavailability of the original name. Because no business, other than organizational matters, were conducted under the Kinship Communications name, Kinship does not deem the name to have any significance and has referred to itself for all purposes since the change as Kinship Systems, Inc. Kinship has one class of stock, which is common voting stock, no par. There are 50,000,000 shares authorized, with1,372,750 outstanding as of February 1, 2002.

PRODUCT DISTRIBUTION CONTRACT

     On May 4, 2000, Kinship entered into a product distribution agreement with ProSource Software, a related party Utah Proprietorship ("ProSource").
ProSource is a supplier for specific computer software developed and marketed by ProSource primarily for software programs designed for vehicle accident analysis and reconstruction. This is a limited industry in which various accident reconstruction experts, as well as traffic and law enforcement agencies, attempt to analyze data related to accident reconstruction, using computer based modeling and analysis software. The primary purpose of this type of analysis is to provide for liability and damage consultation and services related to litigation which may arise out of vehicle accidents. ProSource prior to and after the negotiation of this Distribution Agreement was and is owned by the father of Mr. Andrew Limpert, a principal of Kinship, which raises certain issues and risks of insider transactions and favorable treatment.

/3/


     The technology is also used by various police departments in determining liability or fault in a traffic accident situation. Because of the limited scope of the software it is considered a "specialty item" which would have interest primarily to insurance companies, potential litigants and their legal counsel, as well as various police and transportation departments.

     The principal software for which Kinship obtained a distribution right is
known as the "Larm 2"T.     Larm is an acronym for linear and rotational
momentum. This software is used for various vehicle accident diagram programs and analysis as to speed, direction, vector analysis and potential physical damages caused by various hypothetical accident configurations. The other software is known as the "Accident Avoidance Analysis"T (AAA) which is primarily used to analyze various speed and distances factors related to accident
reconstruction work.   This software is also employed to determine under what
conditions of speed and distance an accident scenario may have been avoided.

     The specific terms of the marketing agreement between Kinship and ProSource Software provided that Kinship has the exclusive marketing rights to this software in the states of Arizona, California, Idaho, Nevada and Utah. After January 1, 2001, Kinship may elect to designate fourteen additional states within the United States as exclusive marketing areas. ProSource would sell the software, manuals and advertising material for this software configured for either single, network or lan users at a 45% discount to the lowest prevailing market price employed by ProSource. It would be anticipated that Kinship would then resell the product at a 45% markup within the exclusively designated geographic areas. The initial term of the agreement was for 2 years from May 4, 2000.

     After the termination of the initial 2 year term of the agreement, the parties may renegotiate a continuation of the contract as mutually agreed upon. There is no obligation or warranty that either Kinship or ProSource will continue with the marketing of the software or other software products from ProSource after the termination of the initial 2 year term.

PUBLIC OFFERING

     On April 30, 2001, Kinship closed its Initial Public Offering ("IPO") in which it raised gross proceeds of $102,750 by selling 102,750 common shares at $1.00/share to 28 investors, most of whom resided in Utah.

     From these gross proceeds of $102,750, Kinship paid accrued offering cost including printing, accounting, legal and related filing fees of $22,120. Kinship further expended approximately $11,719 on repaying initial marketing and operation costs, leaving net proceeds of $68,911.

CURRENT ACTIVITIES AND USE OF PROCEEDS

     From these net proceeds, Kinship had completed by mid September, 2001 its initial marketing of its accident reconstruction software to law enforcement agencies within several western states. Because Kinship was unable to complete mailing these materials until mid September 2001, it was marketing in a very

/4/

adverse market subsequent to the tragedy of September 11, 2001. While it is not fully determined what impact this adverse event had on Kinship's marketing efforts, it does appear from initial comments received back from various law enforcement agencies to whom the software programs were mailed, that there is a general disinterest within the law enforcement community and others involved in purchasing this type of software for accident reconstruction work at the present time. In point of fact, Kinship only sold approximately nine software units from a mailing of over 15,000 pieces. Kinship expended approximately $8,000 of its net offering proceeds on this initial mailing effort.

     Mr. Limpert has met with ProSource and TM Designs regarding potential related products and suggestions for future marketing efforts under the present development contract for the software products. However, because the Company has received almost no interest after what it deems to be a substantial marketing effort, it must now consider whether it is in the best interest of the Company and its shareholders to continue marketing efforts without any present return or to consider shifting the direction of the Company to other business activities which may be unrelated. At the present time Kinship is incurring minimal on-going business operational costs of approximately $1,500 per month and has remaining net proceeds of approximately $61,000 as of February 1, 2002.

     Kinship will continue to have limited resources. Based upon its past marketing activities and the limited resources available must shortly determine whether it should develop a market alternative software product or engage in
other business activities.   At present, the Company is attempting, as time will
allow, to find alternative businesses or activities for the Company, but have not found any specific proposal to present for shareholder approval constituting a reorganization or redirection of the Company.

     If the Company is unable to find an alternative suitable business opportunity or activity, it estimates at its current mode and level of operation that it would have approximately 40 months of time remaining before the balance of the net proceeds from the IPO would be expended for on-going operating costs such as securities law compliance, minimal salaries and other overhead costs.

     Kinship reasonably anticipates that some portion of its remaining working capital will be employed towards merger or acquisition activities and/or further development and marketing of products and services.

     It is possible that Kinship could seek subsequent private placement financing funds or loans to fund business operations or develop new products or marketing activities; though no assurance or warranty that such funds will be available, can be given, even if the Company deems it feasible or appropriate to seek such alternative financing.

NUMBER OF PERSONS EMPLOYED

     At present, Mr. Terry Deru acts as a part-time CEO of Kinship. Mr. Andrew Limpert is also employed part-time as the CFO and in exploring alternative business activities and securities law compliance. Mr. David Collier as the Vice President is not active and serves only upon a limited as needed basis. These individuals have agreed to receive subsequently determined stock options and

/5/

rights and/or cash as deferred compensation for their part-time service during the initial phases, as Kinship does not have sufficient proceeds to pay a regular salary to these individuals. It is believed that the individuals will continue to devote such time as may be necessary to discharge minimal obligations in those capacities, as well as their service on the Board of Directors where applicable.

     Mr. Deru, acting as the part-time President, will be responsible for the limited day-to-day administrative duties for Kinship including necessary clerical and administrative functions until such time as anticipated revenues would allow for more extensive management services. Mr. Deru receives a cost of living stipend from offering proceeds of $500 per month. Mr. Limpert receives a similar stipend for his services. There are no other employees of Kinship.

COMPETITION

     At present, Kinship does not have any active business purpose and therefor is not subject to any competitive factors. While it is believed that there are a very limited amount of competitors in the accident reconstruction software distribution business, there is also apparently almost no present demand for product in that business with the result the Company must be considered an inactive business entity. The Company would not be able to comment upon or project the significance of other potential competitive factors until it determines its subsequent business activities, if any.

ENVIRONMENTAL COMPLIANCE

     It is not anticipated that the general products or services to be supplied by Kinship will have significant or particular environmental compliance requirements or regulations.

OTHER FACTORS

     Kinship has only had di minimus sales of its intended product. As a result, it cannot presently supply a description of its relative business activities and products by geographic sector, product, industry segments and major clients or other similar descriptions.

                              Item 2.   PROPERTIES

     Kinship currently operates a combined limited assembly and administrative office/plant from donated space located at 22 East 100 South, Suite 400, Salt Lake City, Utah 84111. This property consists of approximately 800 square feet which is currently supplied on a month to month basis by Belsen Getty without rental charges. Each investor should note that the office/assembly space utilized by Kinship is within the facilities of Belsen Getty which also employs Mr. Limpert and Mr. Deru. The 800 square feet consists of a segregated office within the Belsen Getty facilities.

     The present facilities are believed adequate for the present operations of Kinship through the expenditure of the remaining proceeds of this offering.

/6/


     Total monthly costs of operation of the physical facilities including all utilities and other office expenses are estimated to be approximately $200.00 per month at the present time.

                           Item 3.  LEGAL PROCEEDINGS

     There are no legal actions or claims in which the Company is engaged.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a shareholders meeting in 2001, thus there was no vote of securities holders in 2001. The Company anticipates holding its initial annual shareholder meeting in the late Summer or early Fall of 2002, unless potential reorganization matters trigger an earlier meeting.

                                     PART II

                   Item 5.  MARKET FOR REGISTRANT'S COMMON AND
                           RELATED STOCKHOLDER MATTERS

     To date Kinship has had very limited trading on the NASD sponsored Electronic Bulletin Board. The Company trades under the symbol "KSYS." The trading ranges have been as set-out below since becoming public and obtaining a listing. The Company anticipates that much of the initial interest and pricing of its stock may have been related to its initial potential business venture and that the current pricing does not reflect Kinship's current status of attempting to find an appropriate revised or alternative business activity.

                                        LOW1         HIGH
                                        BID          BID
      STOCK TRADING RANGE PERIOD     PER SHARE    PER SHARE
      ---------------------------    ----------   ----------
    April 2001 - June 2001             $0.00        $0.00
    July 2001 - September 2001         $1.25        $1.75
    October 2001 - December 2001       $ .50        $2.25
    January 2002 - February 2002       $2.00        $2.00

     1 The bid price may not be representative since there were very few shares traded. Such sporadic trading may not constitute "established market trading." Further, such quoted prices may reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not reflect actual transactions.

     As of February 1, 2002 there were approximately 102,750 shares held by the public, representing about 7% of the 1,372,750 issued shares. Kinship has approximately seventy-five shareholders, of these four are central persons as described in this report.

/7/
     The Company has paid no dividends and will not pay any dividends for the foreseeable future.

                        Item 6.  SELECTED FINANCIAL DATA

     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by reference to the complete audited Financial Statements attached hereto and incorporated, including the notes thereto.

          Fiscal Year Ending December 31, 2001 and December 31, 2000 from Inception on February 1, 2000:
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------

          Operations
             Marketing Activities                      0             0
             Other Revenues                       866.00             0
          Expenses                           ($29,305.00)   ($7,937.00)
             Net Income <loss>
             Per Common Share                     ($0.02)       ($0.01)
          Working Capital
             Liabilities                      ($2,863.00)  ($17,986.00)
             Total Assets                      66,513.00     35,862.00
             Stockholders' Equity              63,650.00     17,876.00
             Dividends Per Share                    NONE          NONE

     Since the close of Kinship's initial IPO in April, 2001, the Company has approximately $63,650 in working capital reserves reflected in the foregoing summary as of December 31, 2001, but which is off-set by an accumulated deficit of approximately ($34,546).
                      Item 7.  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION

     This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form10-KSB in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.

RESULTS OF OPERATIONS

     The accumulated deficit for Kinship during the development stage resulting from organizational, general, administrative and selling expenses which were $34,546 as of December 31, 2001. Net losses from inception (2/1/2000) to December 31, 2001 were $34,546.

/8/

     Kinship has completed its initial marketing activities by a mass mailing of advertising materials and a description of its products to law enforcement agencies within several western states.

     Kinship anticipated commencing its mass mailing of software product descriptions earlier in the summer of 2001, but was unable to do so because of unforseen delays. It was unable to commence any significant mailing of these materials until mid-September, 2001. Unfortunately, by the time Kinship had completed its mass mailing the country had undergone the tragedy of the September 11, 2001 terrorist attack at the Word Trade Centers and the Pentagon. While it is not fully determined what impact this event has and will have on Kinship's economic future, it does appear from initial comments received back from various law enforcement agencies to whom the software programs were mailed that there is a general deferral of any discretionary spending by those officers, which included spending on Kinship's proprietary software for accident reconstruction and analysis. As a result, Kinship believes that its ability to market these products in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software. Accordingly, management of Kinship believes its present focus should be directed to seeking alternative business opportunities. It will pursue this course by attempting to find suitable opportunities through new product development, acquisition or potential mergers.

     Kinship expended approximately $8,000 of its gross offering proceeds on this initial mailing effort, or 8%. Approximately 15,000 pieces were mailed to various law enforcement agencies across the United States with little positive response. The Company must now reconsider expenditure of its remaining offering proceeds as to this type of product or marketing activity. Presently under consideration is whether Kinship ought to change its business purpose or marketing efforts to other types of software programs or consider pursuing unrelated business activities. All of these matters are presently under consideration by the Board of Directors and may constitute a significant change in business direction for the Company.

     In the interim, the remaining net proceeds of the offering as of February 1, 2002, are approximately $61,000. These funds are invested in short term instruments by the Company awaiting a reconsideration of business development and marketing efforts by the Board of Directors as generally discussed above.

PLAN OF OPERATION

     While the Company has attempted to minimize overhead expenses during this transition period by paying minimal salaries or other compensation, Kinship does continue to incur minimal operating expenses for salaries, legal and accounting compliance and other costs of approximately $1,500 per month. At the present rate of overhead expenses and assuming no other capital expenditures, the Company would exhaust its remaining net proceeds from the Initial Public Offering in approximately 40 months. Mr. Terry Deru who is the President of the Company is continuing to serve the Company on a strictly as needed basis for $500 month, but with an informal understanding and agreement by the Board that he will be paid a deferred compensation in cash or stock rights or some combination of both for actual efforts when and if the Company achieves any future revenues.

/9/


     Mr. Limpert is also active in pursuing, on a time allowed basis, various potential merger, acquisition, or new business opportunities for the Company, as well as supervising accounting and reporting requirements. Mr. Limpert has the same informal compensation arrangement with Kinship as does Mr. Deru. Mr. Limpert has also met with ProSource and TM Design representatives regarding extension of existing contracts and potential alternative software concepts in marketing activities related to the security industry. No specific commitments, undertakings or arrangements have been derived from such alternative marketing activities to date. Mr. Limpert is also paid a monthly stipend of $500.

     Because of the Company's lack of business activities at the present time and continuing overhead costs the auditors have been required to express an opinion that the Company may not be considered "a Going Concern," see Note 1 to the accompanying financial statements. Management of Kinship must concur that unless the Company is successful in finding some alternative business activities in approximately 40 months at its current rate of maintenance expenditure, the Company will have to cease any continuing activities requiring physical space or facilities or current operating expenses. Further, the Company most likely will expend some or all of its remaining capital to explore potential acquisition or merger possibilities, and/or to acquire and market other products and services. No current proposal for alternative or future business activities is presently formulated. It is the intent of Kinship to continue to actively explore principally through Mr. Limpert, alternative businesses or merger or acquisition possibilities. The Company can make no warranty or representation that will be able to continue in its present status and may have to delist itself as a public company and cease operations as an on-going business entity should it not be able to find alternative business activities or alternative financing. Each prospective shareholder of the Company should consider the present situation as constituting significant risk factors.

LIQUIDITY AND SOURCES OF CAPITAL

     As noted above, Kinship has not engaged in business operations to date,
except to complete its initial marketing efforts.   From its IPO proceeds of
$102,750, Kinship has accrued and paid obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $22,120, and post offering marketing and operating expenses of approximately $19,630, leaving estimated net operating proceeds to be employed in future business operations of approximately $61,000 as of February 1, 2002.

     Kinship is presently determining how to modify its original business plan. With the remaining net proceeds of its completed IPO, it will have limited options should it determine to develop and market alternative software products or engage in other business activities as generally outlined above. No assurance or warranty that the Company will continue or be successful in its marketing efforts can be made or is implied. Further, if Kinship is not successful in reaching a state of profitability from the use of the net remaining offering proceeds, there is no presently committed or determined alternative source or means of financing.

     It is possible that Kinship could seek subsequent private placement financing funds or other means to continue its business operations and/or to

/10/

develop or market new products, though no assurance or warranty that funds will be available or that the Company would deem it as feasible or appropriate to seek such alternative financing can be made if the initial IPO proceeds are not sufficient to sustain continuing operations.

              Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item appears in the Consolidated Audited Financial Statements and Auditors Report for Kinship for the year ending December 31, 2001 as listed under Item 14.

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

/11/


       NAME           POSITION          CURRENT TERM OF OFFICE
     ---------     ---------------    ---------------------------
     Mr. Terry     Director/CEO/      Appointed in
       Deru          President        Organizational
                  Chairman of the     Minutes - February, 2000.
                       Board          Will serve as director
                    (Part-time)       until first annual
                                      meeting, not yet set.
                                      Will serve as an officer
                                      without term/contract
                                      pursuant to leave of the
                                      Board of Directors.

    Mr. Andrew  Director/Treasurer/   Appointed in
      Limpert        Secretary        Organizational Minutes -
                   CFO/Accounting     February, 2000.
                      Officer         Will serve as Director
                    (As needed)       until first annual
                                      meeting, not yet set.
                                      Will serve as an officer
                                      without term/contract
                                      pursuant to leave of the
                                      Board of Directors

    Mr. Robert        Director        Appointed in
      Hunter        (As needed)       Organizational Minutes -
                                      February, 2000.
                                      Will serve as Director
                                      until first annual
                                      meeting, not yet set.
                                      Will serve as an officer
                                      without term/contract
                                      pursuant to leave of the
                                      Board of Directors

     Mr. David     Vice President     Appointed in
      Collier       (As needed)       Organizational Minutes -
                                      February, 2000 as an
                                      officer.  Will serve as an
                                      officer without
                                      term/contract pursuant to
                                      leave of the Board of
                                      Directors

BIOGRAPHICALS

MR. TERRY DERU - DIRECTOR , CEO/PRESIDENT, CHAIRMAN OF THE BOARD
Age: 47

     Mr. Deru is currently an owner and consultant with Belsen Getty LLC, or its predecessor form of operation as a corporation, a Salt Lake City, Utah based financial and retirement planning firm. The firm, or its predecessor, has been a licensed investment advisory firm with the SEC since 1984 and in Utah since July of 2000. Mr. Deru is a licensed and certified financial planner, and is currently seeking a waiver to be qualified in Utah as an Investment Advisor with Belsen Getty. The licensure of Mr. Deru to provide investment advisory services in Utah is pending and cannot be warranted. Mr. Deru has been with Belsen Getty since 1985. Mr. Deru will continue on a part-time affiliation with Belsen Getty while acting as the part-time officer of the Company. Mr. Deru also acts as a part-time CEO for Kinship. Mr. Deru obtained a B.A. degree from the University of Utah in Salt Lake City, Utah, in finance in 1977 and an M.B.A. degree from that institution in 1979.

/11/

MR. ANDREW LIMPERT  - DIRECTOR/SECRETARY/TREASURER/CFO ACCOUNTING OFFICER
Age: 32

     Mr. Limpert has been a financial and retirement planner with the Salt Lake based firm of Belsen Getty LLC since 1998, but he is not a certified financial planner. In this capacity, Mr. Limpert has completed licensing requirements and testing prescribed by the State of Utah to be an investment advisor. Mr.
Limpert plans to continue his full-time employment with Belsen Getty.   Prior to
that position he worked with Pro Source Software of Park City, Utah as a software sales agent from 1993 to 1998. Mr. Limpert is assisting Kinship on a limited as needed basis. Mr. Limpert holds a B.S. degree in finance from the University of Utah, in Salt Lake City, Utah, in 1995 and an M.B.A from Westminster College of Salt Lake City, Utah in 1998.

MR. ROBERT HUNTER - DIRECTOR
Age :48

     Mr. Hunter is a practicing CPA with Hunter & Hashimoto in Sandy, Utah. He has been affiliated with that firm over the past twelve years. Mr. Hunter specializes in Tax and Bankruptcy accounting. He will serve on an as needed basis. He is a 1981 graduate of Brigham Young University in Provo, Utah with a Master of Accountancy in Federal Taxation.

MR. DAVID COLLIER - VICE PRESIDENT
Age: 32

     Mr. Collier most recently served as a sales representative with Bank of the West where he was responsible for obtaining loan commitments. He has been affiliated with the Bank from August 1996 to current. Previously Mr. Collier has worked for Lightspeed Dealer Systems as a sales representative for its software products from March 1992 to July 1996. In this capacity he gained experience in a public company as it completed an IPO and in a later merger transaction where the company was bought out by Bell & Howell Corporation. Mr. Collier is presently providing minimal services on an as needed basis, and has agreed to continue in his office for an intermediate period or an as needed basis. Mr. Collier is a graduate of Weber State University in Ogden, Utah with a B.S. Degree in technical sales.

     Further, it is anticipated that if Kinship were to be successful in generating revenues, it will attempt to hire one or more other officers and employees to supply administrative and marketing services.

                        Item 11.  EXECUTIVE COMPENSATION

     Initially, there has been no full-time management for the Company. Mr. Terry Deru has served the Company from its inception on a part-time basis averaging approximately10 hours per week from inception to February, 2002. By agreement he was not paid any fixed compensation for these services, but was allowed a stipend of $1,000 a month from the offering proceeds which was paid from April, 2001 at the close of the offering for a couple of months. Thereafter, the Board, with the consent of Mr. Deru and Mr. Limpert, split the stipend between them at $500 each which continue, to the present date. Mr.

/13/

Limpert devotes approximately 15 hours of time to Kinship on a weekly basis. There is also an informal agreement between Mr. Deru, Mr. Limpert and the Company that they will be paid a reasonable deferred compensation in cash and/or stock rights when and if the Company were able to realize future revenues or profits. Obviously, no revenues or profits have been realized and no compensation other than the foregoing stipends have been paid to any office or director and none are anticipated to be paid in the future, unless the Company achieves some active business purpose or engages in a reorganization merger or other type of acquisition.

     No Board members have been paid any consideration for attendance at Board Meetings though the Company has agreed to pay a stipend of $500 per meeting including meetings previously attended without compensation when or it there are future revenues or other sources of income that can justify such payments. In the interim, the Board members have agreed to continue serving without compensation for an indefinite period to see if a new business activity or other form of merger reorganization can be affected.

     Additionally, there are no present stock incentive or other stock option plans approved or outstanding.

                 Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Kinship at the present time:

     Title or       Name of Owner       Amount   Percent of
       Class                            owned        All
                                      12/31/200  Outstanding
                                          1        Shares
                                                  (Rounded)
                                                 12/31/2001
   ------------     --------------    ---------- ----------
   Common Stock       Terry Deru       625,000       46%
   Common Stock     Andrew Limpert     625,000       46%
   Common Stock     Robert Hunter       10,000      <1>%
   Common Stock     David Collier       10,000      <1>%
   Common Stock          All          1,270,000      93%
                  Officers/Directors
                      as a Group

     There are no other shareholders who own 5% or more of the outstanding stock after the offering. Further, the Company has not adopted any form of warrants or option rights to any person.

/14/

            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are certain transactions related to Kinship and this offering which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section:

     1. The Distribution Contract, described earlier in this report, was not negotiated or derived between totally disinterested parties. Mr. Limpert, on behalf of Kinship, had substantial prior involvement and participation with the supplier, ProSource Software, in the initial development and implementation of the technology products subject to the Distribution Contract as a prior sale's agent with ProSource. It is believed that Kinship may not have known about or have been directed to pursue its current technology products, but for the prior affiliation of Mr. Limpert with ProSource. Additionally, Mr. Limpert's father, Rudolf Limpert, was the owner of ProSource prior to negotiating the Distribution Contract and has recently reacquired such ownership interest. Mr. Andrew Limpert does not have any ownership interest in ProSource. Mr. Andrew Limpert never had an ownership interest in ProSource and has no further income interest. Notwithstanding the foregoing relationships between Mr. Andrew Limpert and Mr. Rudolf Limpert, management is convinced that terms of the Distribution Contract, as negotiated with parties unrelated to the Limperts, are typical and consistent with those that may have been obtained from any third party contractor.
However, each investor in this offering should consider that the terms and provision of the Distribution Contract as well as continuing business relationships between ProSource and Kinship may not be the result of an arms-length bargaining agreement between two totally disinterested parties because of the past or current relationships between Mr. Andrew Limpert and Mr. Rudolf Limpert.

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

     3. Each shareholder should consider, the prior management group, as described above, will continue in control and will essentially be in a position to dictate salaries, distributions, and other interests as to all shareholders and Kinship. While there is a general common law or statutory obligation placed upon management of Kinship to act in the best interest of all shareholders, each investor in this offering should consider that their minority shareholders status imposes a certain risk of not being in a position to influence or affect the direction of the Company.

/15/


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

          3.2 By-Laws of Registrant. Earlier Filed and incorporated as part of SB-1 Registration Statement.

         10.0  Material Agreement.

               10.1 Distribution Agreement. Earlier filed and incorporated as part Of SB-1 Registration Statement.

         23.0  Consents.

         23.1 Consent of Auditors.

/16/
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   KINSHIP SYSTEMS, INC.


Date:     February 18, 2002        By:/S/ TERRY DERU
                                   -------------------------
                                   Mr. Terry Deru, President,
                                   Chief Executive Officer

Date:     February 18, 2002        By:/S/ ANDREW LIMPERT
                                   --------------------------
                                   Mr. Andrew Limpert
                                   Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:     February 18, 2002         By: /S/ TERRY DERU
                                    -------------------------
                                    Mr. Terry Deru
                                    Chairman/Director

Date:     February 18, 2002         By: /S/ANDREW LIMPERT
                                    --------------------------
                                    Mr. Andrew Limpert
                                    Director

Date:     February 18, 2002         By: /S/ROBERT HUNTER
                                    ---------------------------
                                    Mr. Robert Hunter
                                    Director

/17/


                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS


                                                         Page

Report of Independent Certified Public Accountants         1

Financial Statements:

     Balance Sheets - December 31, 2001 and 2000           2

     Statements of Operations for the Year Ended
      December 31, 2001 and for the Periods from
      February 1, 2000 (Date of Inception) through
      December 31, 2000 and 2001                           3

     Statement of Stockholders' Equity for the
      Cumulative Period from February 1, 2000 (Date
      of Inception) through December 31, 2001              4

     Statements of Cash Flows for the Year Ended
      December 31, 2001 and for the Periods from
      February 1, 2000 (Date of Inception) through
      December 31, 2000 and 2001                           5

Notes to Financial Statements                              6

HANSEN, BARNETT & MAXWELL                          (801) 532-22
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Kinship Systems, Inc

We have audited the accompanying balance sheets of Kinship Systems, Inc. (a development stage enterprise) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the periods from February 1, 2000 (date of inception) through December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinship Systems, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from February 1, 2000 (date of inception) through December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's lack of operating history raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /S/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 1, 2002

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                       2001            2000
                                                     ---------      ---------
                       ASSETS

Current Assets
 Cash                                                $   6,553      $  10,955
 Investment in securities available for sale            59,488             --
 Trade accounts receivable                                 472             --
                                                     ---------      ---------
   Total Current Assets                                 66,513         10,955
                                                     ---------      ---------
Deferred Offering Costs                                     --         24,907
                                                     ---------      ---------
Total Assets                                         $  66,513      $  35,862
                                                     =========      =========

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                    $   2,863      $  17,986
                                                     ---------      ---------
   Total Current Liabilities                             2,863         17,986
                                                     ---------      ---------

Stockholders' Equity
 Common stock, no par value; 50,000,000 shares
  authorized; 1,372,750 and 1,270,000 shares
  issued and outstanding, respectively                  98,684         25,813
 Other comprehensive loss                                 (488)            --
 Deficit accumulated during the development stage      (34,546)        (7,937)
                                                     ---------      ---------
   Total Stockholders' Equity                           63,650         17,876
                                                     ---------      ---------
Total Liabilities and Stockholders' Equity           $  66,513      $  35,862
                                                     =========      =========


The accompanying notes are an integral part of these financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS

                                                  For the Year  For the Period February 1,
                                                    Ended        2000 (Date of Inception
                                                  December 31,     through December 31,
                                                  -----------    ------------------------
                                                     2001          2000          2001
                                                  -----------    ----------    ----------
Revenue                                           $       866     $      --    $     866

Selling, general and administrative expenses           29,305         7,937       37,242
                                                  -----------     ---------    ---------
Loss from operations                                  (28,439)       (7,937)     (36,376)

Interest and Dividend Income                            1,830            --        1,830
                                                  -----------     ---------    ---------
Net Loss                                          $   (26,609)    $  (7,937)   $ (34,546)
                                                  ===========     =========    =========
Basic and Diluted Loss Per Share                  $     (0.02)    $   (0.01)
                                                  ===========     =========
Weighted Average Number of Shares Outstanding       1,338,969     1,270,000
                                                  ===========     =========

The accompanying notes are an integral part of these financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Deficit
                                                                    Accumulated  Accumulated
                                                Common Stock           Other      During the       Total
                                           ----------------------- Comprehensive  Development  Stockholders'
                                             Shares       Amount        Loss         Stage         Equity
                                           ----------    ---------    ---------    ---------     ----------
Balance - February 1, 2000                         --    $      --    $      --    $      --     $       --

Shares issued for cash, February 12,
2000, $0.0203 per share                     1,230,000       25,000           --            --        25,000

Shares issued for services, February
12, 2000, $0.0203 per share                    40,000          813           --            --           813

Net loss from inception (February 1,
2000) through December 31, 2000                    --           --           --        (7,937)       (7,937)
                                           ----------    ---------    ---------    ----------    ----------
Balance - December 31, 2000                 1,270,000       25,813           --        (7,937)       17,876

Shares issued for cash, April 30, 2001,
$1.00 per share                               102,750      102,750           --            --       102,750

Less deferred stock offering costs                 --      (29,879)          --            --       (29,879)

Unrealized loss on investment in
securities available for sale                      --           --         (488)           --          (488)

Net loss for the year ended December
31, 2001                                           --           --           --       (26,609)      (26,609)
                                           ----------    ---------    ---------    ----------    ----------
Comprehensive loss                                                                                  (27,097)

Balance - December 31, 2001                 1,372,750    $  98,684    $    (488)   $  (34,546)   $   63,650
                                           ==========    =========    =========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS

                                                                    For the Period February 1,
                                                     For the Year    2000 (Date of Inception)
                                                        Ended          through December 31,
                                                     December 31,   --------------------------
                                                         2001          2000           2001
                                                       ---------    -----------    -----------
Cash Flows From Operating Activities
 Net loss                                              $ (26,609)   $    (7,937)   $   (34,546)
 Adjustments to reconcile net loss to net
  cash used by operating activities
 Trade accounts receivable                                  (472)            --           (472)
 Accounts payable                                          2,025            838          2,863
 Stock issued for services                                    --            813            813
                                                       ---------    -----------    -----------
   Net Cash Used by Operating Activities                 (25,056)        (6,286)       (31,342)
                                                       ---------    -----------    -----------
Cash Flows From Investing Activities
 Purchase of securities available for sale               (59,976)            --        (59,976)
                                                       ---------    -----------    -----------
   Net Cash Used By Investing Activities                 (59,976)            --        (59,976)
                                                       ---------    -----------    -----------
Cash Flows From Financing Activities
 Deferred offering costs                                 (22,120)        (7,759)       (29,879)
 Proceeds from issuance of common stock                  102,750         25,000        127,750
                                                       ---------    -----------    -----------
   Net Cash Provided by Financing Activities              80,630         17,241         97,871
                                                       ---------    -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents      (4,402)        10,955          6,553

Cash and Cash Equivalents at Beginning of Period          10,955             --             --
                                                       ---------    -----------    -----------
Cash and Cash Equivalents at End of Period             $   6,553    $    10,955    $     6,553
                                                       =========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                            KINSHIP SYSTEMS, INC.
                      (A Development Stage Enterprises)
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - On February 1, 2000, Kinship Systems, Inc ("the Company") was organized under the laws of the State of Utah. The Company completed its initial public offering on April 30, 2001 and commenced its operations during September of 2001, which consist of marketing and selling proprietary computer software to be used in vehicle accident prevention and accident reconstruction and analysis. The Company is considered a development stage enterprise.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2001 and the period from February 1, 2000 (date of inception) through December 31, 2000, the Company incurred net losses of $26,609 and $7,937, respectively. As of December 31, 2001, the Company has had minimal revenues and the accumulated deficit from inception totaled $34,546. Although the Company commenced its initial marketing activities during September of 2001, it appears from initial comments received back from various law enforcement agencies that there has been a general deferral of any discretionary spending since the tragedy of the September 11, 2001 terrorist attacks. As a result, Kinship believes that its ability to market in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software.

These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company completed its initial public offering on April 30, 2001 which raised a net of $72,871 in additional capital. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. Accordingly, management of Kinship believes its present focus should be directed to seeking alternative business opportunities. It will pursue this course by attempting to find suitable opportunities through development, acquisition or merger.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Fair Value of Financial Instruments - The Company considers highly liquid investments with an original maturity of three months or less to be cash. The amounts reported as cash, accounts receivable, investment in securities, and accounts payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on estimated future cash flows.

Investment in Securities - Investment in equity securities are classified as available for sale and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity except for declines in market value that are other than temporary, which are included in operations.

Realized gains and losses on sales of securities are included in operations with the cost of securities sold determined on a specific cost basis.

Income Taxes - The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares, which includes contracts to issue common stock and stock options except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable common shares at December 31, 2001.

NOTE 2 - INVESTMENT IN SECURITIES

During October of 2001, the Company elected to invest in mutual funds to enhance the return on the cash holdings of the Company. The investment in mutual funds is classified as an investment in securities available for sale and is stated at fair value. Unrealized holding gains and losses are recognized as a separate component of stockholders' equity. At December 31, 2001, available for sale securities consisted of the following:

                                      Gross       Gross     Estimated
                                    Unrealized  Unrealized     Fair
                           Cost       Gains       Losses      Value
                          --------   --------    --------    --------
     Mutual Funds         $ 59,976   $      -    $   (488)   $ 59,488

NOTE 3 -  INCOME TAXES

The components of the net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                     2001        2000
                                                   ---------   ---------
          Tax Net Operating Loss Carryforward      $  12,886   $   2,961
          Valuation Allowance                        (12,886)     (2,961)
                                                   ---------   ---------
          Net Deferred Tax Asset                   $       -   $       -
                                                   ==========  =========

During the period ended December 31, 2001 the valuation allowance increased $9,925.

As of December 31, 2000 the Company had net operating loss carry forwards for federal income tax reporting purposes of $34,546 which will expire, beginning in 2020.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31, 2001 and 2000:

                                                      2001       2000
                                                   ----------  ----------
      Income tax benefit at statutory rate (34%)   $   (9,047)  $  (2,699)
      Change in valuation allowance                     9,925       2,961
      State benefit net of federal tax                   (878)       (262)
                                                   ----------   ---------
      Provision for Income Taxes                   $        -   $       -
                                                   ==========   =========

NOTE 4 -  STOCKHOLDERS' EQUITY

On February 12, 2000, the Company issued 1,230,000 shares of common stock to two officers and directors of the Company for cash. The proceeds from the issuance of the stock were $25,000 or $0.0203 per share. On that same date, all directors and officers of the Company each received 10,000 shares of common stock for entrepreneurial and organizational services rendered to the Company. These directors and officers received a total of 40,000 shares of common stock of the Company. The shares have been valued at $813 or $0.0203 per share.

On April 30, 2001, the Company closed its initial public offering and issued 102,750 common shares upon receiving cash proceeds of $102,750. Deferred offering costs in the amount of $29,879 were recognized as a reduction from the proceeds of the offering.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with the president to provide a $1,000 stipend per month to him for his services. During June of 2001, the board of directors voted to modify this agreement to split the $1,000 per month to $500 to the president and $500 to the secretary for their services. For the year ended December 31, 2001, the Company paid $12,000 associated with this agreement. For services performed previous to the current fiscal year, the four officers each received 10,000 shares of common stock valued at $0.02 per share as compensation.

NOTE 6 - SOFTWARE LICENSING AGREEMENT

On May 5, 2000, the Company entered into an agreement with a software producer, which is a related party, wherein the Company has the exclusive rights to market and distribute two accident reconstruction software packages in five western states. The Company is entitled to purchase the product at a 20 percent discount from the prevailing market price charged by the software producer for the identical product. This agreement will expire in May 2002. The software company is owned by the father of one of the principal shareholders of the Company.

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at December 31, 2001:

Unrealized loss on investments in securities available-for-sale     $    (488)
                                                                    =========