Form 10QSB
period 2002-03-31
KINSHIP SYSTEMS INC
filed 2002-05-14
CIK 1117034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2002
                                  --------------
                                         OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to
..

                        Commission File Number 333-40954
                                               ---------

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

Common Stock: 1,372,750 shares issued as of March 31, 2002, No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.





                                      INDEX

                              Kinship Systems, Inc.
                      For The Quarter Ending March 31, 2002

Part I.  Financial Information

     Item 1.   Financial Statements

     Condensed Balance Sheets (Unaudited) - March 31, 2002  and
       December 31, 2001                                                    3

     Condensed Statements of Operations (Unaudited ) for the Three Months
       Ended March 31, 2002 and 2001, and for the Period from February 1,
       2000 (Date of Inception) through March 31, 2002                      4

     Condensed Statements of Cash Flows (Unaudited) for the Three Months
       Ended March 31, 2002  and for the Period from February 1, 2000
      (Date of Inception) through  March 31, 2002                           4

     Notes to Condensed Financial Statements (Unaudited)                    6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II.  Other Information

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities and Use of Proceeds

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures



                         Part I - Financial Information

Item 1.  Financial Statements

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,  December 31,
                                                          2002        2001
                                                       ----------  ----------
                                     ASSETS

Current Assets
 Cash and cash equivalents                             $    2,991  $    6,553
 Investment in securities available for sale               53,477      59,488
 Trade accounts receivable                                    472         472
                                                       ----------  ----------
    Total Current Assets                                   56,940      66,513
                                                       ----------  ----------

Deferred Offering Costs                                         -           -
                                                       ----------  ----------

Total Assets                                           $   56,940  $   66,513
                                                       ==========  ==========

           LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                      $        -  $    2,863
                                                       ----------  ----------
    Total Current Liabilities                                   -       2,863
                                                       ----------  ----------

Stockholders' Equity
Common stock, no par value; 50,000,000 shares
 authorized; 1,372,750 shares issued and outstanding       98,684      98,684
Other comprehensive loss                                   (1,451)       (488)
Deficit accumulated during the development stage          (40,293)    (34,546)
                                                       ----------  ----------
    Total Stockholders' Equity                             56,940      63,650
                                                       ----------  ----------

Total Liabilities and Stockholders' Equity             $   56,940  $   66,513
                                                       ==========  ==========


   See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 For the Period
                                                                    February 1,
                                                                       2000
                                                                     (Date of
                                                                     Inception)
                                               For the Three Months   through
                                                 Ended March 31,      March 31,
                                                 2002        2001       2002
                                              ----------  ----------  ---------

Revenue                                       $       --  $       --  $     866

Selling, general and administrative expenses       6,204       2,855     43,446
                                              ----------  ----------  ---------
Loss from operations                              (6,204)     (2,855)   (42,580)

Interest and Dividend Income                         457          --      2,287
                                              ----------  ----------  ---------

Net Loss                                      $   (5,747) $   (2,855) $ (40,293)
                                              ==========  ==========  =========
Basic and Diluted Loss Per Share              $    (0.00) $    (0.00)
                                              ==========  ==========
Weighted Average Number of Shares Outstanding  1,372,750   1,338,876
                                              ==========  ==========



   See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           February 1,
                                                                              2000
                                                                            (Date of
                                                     For the Three Months   Inception)
                                                       Ended March 31,       through
                                                     ---------------------   March 31,
                                                       2002        2001        2002
                                                     ---------   ---------   ---------
Cash Flows From Operating Activities
 Net loss                                            $  (5,747)  $  (2,855)  $ (40,293)
 Loss on sale of securities available for sale              72                      72
 Adjustments to reconcile net loss to net
  cash used by operating activities
 Trade accounts receivable                                   -           -        (472)
 Accounts payable                                       (2,863)       (310)          -
 Stock issued for services                                   -           -         813
                                                     ---------   ---------   ---------

  Net Cash Used by Operating Activities                 (8,538)     (3,165)    (39,880)
                                                     ---------   ---------   ---------

Cash Flows From Investing Activities
 Proceeds from sale of securities available for sale     4,976           -       4,976
 Purchase of securities available for sale                   -           -     (59,976)
                                                     ---------   ---------   ---------

  Net Cash Used By Investing Activities                  4,976           -     (55,000)
                                                     ---------   ---------   ---------

Cash Flows From Financing Activities
 Deferred offering costs                                     -        (642)    (29,879)
 Proceeds from issuance of common stock                      -           -     127,750
                                                     ---------   ---------   ---------

  Net Cash Provided by Financing Activities                  -        (642)     97,871
                                                     ---------   ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents    (3,562)     (3,807)      2,991

Cash and Cash Equivalents at Beginning of Period         6,553      10,955           -
                                                     ---------   ---------   ---------

Cash and Cash Equivalents at End of Period           $   2,991   $   7,148   $   2,991
                                                     =========   =========   =========


   See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2002 and the period from February 1, 2000 (date of inception) through March 31, 2002, the Company incurred net losses of $5,747 and $40,293, respectively. As of March 31, 2002, the Company has had no revenues and the accumulated deficit from inception totaled $40,293. The Company commenced its initial marketing activities during September of 2001, however, it appears from initial comments received back from various law enforcement agencies that there has been a general deferral of any discretionary spending since the tragedy of the September 11, 2001 terrorist attacks. As a result, Kinship believes that its ability to market in the current environment may be substantially  impaired  by  the  redirection of  law  enforcement  agencies  to homeland security and away from discretionary spending for accident reconstruction software.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The  Company  entered into an agreement with the president to provide  a  $1,000 stipend per month to him for his services. During June of 2001, the board of directors voted to modify this agreement to split the $1,000 per month to $500 to the president and $500 to the secretary for their services. For the three months ended March 31, 2002, the Company paid $3,000 associated with this agreement.


NOTE 3 -- INVESTMENT IN MARKETABLE SECURITIES AND OTHER
  COMPREHENSIVE INCOME

Marketable securities are classified as available-for-sale and are stated at fair value. At March 31, 2002 available-for-sale securities consisted of the following:

                                            March 31, 2002
                              -------------------------------------------
                                Gross   Unrealized  Unrealized
                              Amortized  Holding     Holding     Market
                                Cost       Gains      Losses      Value
                              ---------  ----------  ---------  ---------

Mutual funds                  $  54,928  $           $   1,451  $  53,477
Money market funds                  765           -          -        765
                              ---------  ----------  ---------  ---------
Total Available-for-Sale
   Investments                   55,693                  1,451     54,242
Less:  Amounts classified
   as cash equivalents             (765)          -          -       (765)
                              ---------  ----------  ---------  ---------
Net Available-for-Sale
   Investments                $  54,928  $        -  $   1,451  $  53,477
                              =========  ==========  =========  =========

Proceeds from sales of marketable securities and the resulting gross realized gains and losses were as follows at March 31, 2002:

    Proceeds From Sales of Marketable Securities                 $  4,976
                                                                 --------
    Realized Loss From Sale of Marketable Securities             $    (72)
                                                                 --------

Other comprehensive loss consists of the change in net unrealized holding gain and loss on marketable securities as follows at March 31, 2002:

    Unrealized net holding losses                                $ (1,523)
    Reclassification adjustment for realized losses of
     marketable securities included in net income                      72
                                                                 --------
    Other Comprehensive Loss                                     $ (1,451)
                                                                 ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations

Kinship was incorporated in Utah on February1, 2000 and has been involved exclusively to this point in start-up operations including incorporation, initial organization, initial public offering ("IPO") of its shares and initial operations. The IPO was closed on April 30, 2001. In this IPO, Kinship raised gross proceeds of $102,750 less offering costs of $29,879 by selling 102,750 of its common voting shares at $1.00/share to 28 investors, most of whom reside in Utah. The use of proceeds from the IPO are more particularly described under
Part II, Item 2 of this Report.

Kinship has an accumulated deficit during the development stage resulting from organizational, general, administrative selling expenses. The deficit was $40,293 as of March 31, 2002

Kinship has completed its initial marketing activities by a mass mailing of advertising materials and a description of its products to law enforcement agencies within several western states.

Kinship anticipated commencing its mass mailing of software product descriptions earlier in the summer of 2001, but was unable to do so because of unforseen delays. It was unable to commence any significant mailing of these materials until mid-September, 2001. Initial comments received back from various law enforcement agencies to which its software programs were mailed are of a general deferral of any discretionary spending by those offices, which included spending on Kinship's proprietary software for accident reconstruction and analysis. As a result, Kinship believes that its ability to market these products in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software. Accordingly, management of Kinship believes its present focus should be directed to seeking alternative business opportunities. It will pursue this course by attempting to find suitable opportunities through new product development, acquisition or potential mergers.

Kinship expended approximately $8,000 of its gross offering proceeds on this initial mailing effort, or about 8%. Approximately 15,000 pieces were mailed to various law enforcement agencies across the United States with little positive response. The Company must now reconsider expenditure of its remaining offering proceeds as to this type of product or marketing activity. Presently under consideration is whether Kinship ought to change its business purpose or marketing efforts to other types of software programs or consider pursuing unrelated business activities. All of these matters are presently under consideration by the Board of Directors and may constitute a significant change in business direction for the Company.

In the interim, the remaining net proceeds of the offering as of March 31, 2002, are approximately $55,700. These funds are invested in short term instruments by the Company awaiting a reconsideration of business development and marketing efforts by the Board of Directors as generally discussed above.


Liquidity and Sources of Capital

As noted above, Kinship has not engaged in business operations to date, except
to complete its initial marketing efforts.   From its IPO proceeds of  $102,750,
Kinship has accrued and paid obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $29,880, and post offering marketing and operating expenses of approximately $17,170, leaving estimated net operating proceeds to be employed in future operations of approximately $55,700 as of March 31, 2002.

As noted above, Kinship is presently determining how to modify its original business plan. With the remaining net proceeds of its completed IPO, it will have limited options should it determine to develop and market alternative software products or engage in other business activities as generally outlined above. No assurance or warranty that the Company will continue or be successful in its marketing efforts can be made or is implied. Further, if Kinship is not successful in reaching a state of profitability from the use of the net remaining offering proceeds, there is no presently committed or determined alternative source or means of financing.

It is possible that Kinship could seek subsequent private placement financing funds or other means to continue its business operations and/or to develop or market new products, though no assurance or warranty that funds will be available, or that the Company would deem it as feasible or appropriate to seek such alternative financing, can be made if the initial IPO proceeds are not sufficient to sustain continuing operations.

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

Because of the Company's lack of business activities at the present time and continuing overhead costs the auditors have been required to express an opinion that the Company may not be considered "a Going Concern," see note 1 to the accompanying Condensed Financial Statements. Management of Kinship must concur that unless the Company is successful in finding some alternative business activities in approximately 40 months at its current rate of maintenance expenditure, the Company will have to cease any continuing activities requiring physical space or facilities or current operating expenses. Further, the Company most likely will expend some or all of its remaining capital to explore potential acquisition or merger possibilities, and/or to acquire and market other products and services. No current proposal for alternative or future business activities is presently formulated. It is the intent of Kinship to continue to actively explore principally through Mr. Limpert, alternative businesses or merger or acquisition possibilities. The Company can make no warranty or representation that will be able to continue in its present status and may have to delist itself as a public company and cease operations as an on-going business entity should it not be able to find alternative business activities or alternative financing. Each prospective shareholder of the Company should consider the present situation as constituting significant risk factors.

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

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on April 30, 2001:

  1. Gross proceeds sold - $102,750.

  2. Accrued offering related costs including printing, accounting, legal and
      related filing             fees - $29,880.

  3. Amount expended to March 31, 2002 on marketing and operations - $17,170.

  4. Net proceeds for future operations - $55,700.


Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Kinship presently anticipates holding its first annual shareholders meeting at a date to be designated in the fourth quarter of 2002 for the election of directors and other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

Item 6.  Exhibits and Reports on Form 8-K

None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REGISTRANT:   KINSHIP SYSTEMS, INC.


Date:  May 13, 2002      By: /s/ Terry Deru
                            -------------------
                         Mr. Terry Deru
                         President


Date:  May 13, 2002      By: /s/ Andrew Limpert
                            -------------------
                         Mr. Andrew Limpert
                         Chief Financial and Accounting Officer



