Form 10QSB
period 2002-06-30
KINSHIP SYSTEMS INC
filed 2002-08-08
CIK 1117034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED        June 30, 2002
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to
..

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

Common Stock: 1,372,750 shares issued as of June 30, 2002, No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.


                                      INDEX

                              Kinship Systems, Inc.
                      For The Quarter Ending June 30, 2002

Part I.  Financial Information

     Item 1.   Financial Statements

     Condensed Balance Sheets (Unaudited) - June 30, 2002  and
       December 31, 2001                                              3

     Condensed Statements of Operations (Unaudited ) for the Three
      and Six Months Ended June 30, 2002 and 2001, and for the
      Period from February 1, 2000 (Date of Inception) through
      June 30, 2002                                                   4

     Condensed Statements of Cash Flows (Unaudited) for the Six
      Months Ended June 30, 2002 and for the Period from February
      1, 2000 Date of Inception) through June 30, 2002                4

     Notes to Condensed Financial Statements (Unaudited)              6


     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations         8

Part II.  Other Information

     Item 1.   Legal Proceedings                                     10

     Item 2.   Changes in Securities and Use of Proceeds             10

     Item 4.   Submission of Matters to a Vote of Security Holders   10

     Item 5.   Other Matters                                         10

     Item 6.   Exhibits and Reports on Form 8-K                      10

       Signatures                                                    11


                         Part I - Financial Information

Item 1.  Financial Statements

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                         June 30, December 31,
                                                           2002       2001
                                                         --------   ---------

                        ASSETS

Current Assets
 Cash and cash equivalents                               $  5,997   $   6,553
 Investment in securities available-for-sale               43,245      59,488
 Trade accounts receivable                                      -         472
                                                         --------   ---------

Total Assets                                             $ 49,242   $  66,513
                                                         ========   =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                        $  1,374   $   2,863
                                                         --------   ---------

   Total Current Liabilities                                1,374       2,863
                                                         --------   ---------

Stockholders' Equity
 Common stock, no par value; 50,000,000 shares
  authorized; 1,372,750 shares issued and outstanding      98,684      98,684
 Other comprehensive loss                                  (1,408)       (488)
 Deficit accumulated during the development stage         (49,408)    (34,546)
                                                         --------   ---------

   Total Stockholders' Equity                              47,868      63,650
                                                         --------   ---------

Total Liabilities and Stockholders' Equity               $ 49,242   $  66,513
                                                         ========   =========


       See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  For the Period
                                                                                    February 1,
                                                                                   2000 Date of)
                                       For the Three Months    For the Six Months    Inception)
                                          Ended June 30,          Ended June 30,      Through
                                       ---------------------   ---------------------  June 30,
                                         2002        2001          2002       2001      2002
                                       ---------   ---------   ---------  ---------  ----------
Revenue                                $      --   $      --   $      --  $      --   $     866

Selling, general and administrative
  expenses                                 9,773       4,180      15,977       7,035     53,219
                                       ---------   ---------   ---------   ---------  ---------

Loss from operations                      (9,773)     (4,180)    (15,977)     (7,035)   (52,353)

Interest and Dividend Income                 658         725       1,115         725      2,945
                                       ---------   ---------   ---------   ---------  ---------
Net Loss                               $  (9,115)  $  (3,455)  $ (14,862)  $  (6,310) $ (49,408)
                                       =========   =========   =========   =========  =========
Basic and Diluted Loss Per Share       $   (0.01)  $   (0.00)  $   (0.01)  $   (0.00)
                                       =========   =========   =========   =========
Weighted Average Number of Shares
 Outstanding                           1,372,750   1,338,876   1,372,750   1,304,628
                                       =========   =========   =========   =========

       See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Period
                                                                             February 1,
                                                                            2000 (Date of
                                                        For the Six Months    Inception)
                                                           Ended June 30,      Through
                                                       ---------------------   June 30,
                                                         2002        2001        2002
                                                       ---------   ---------   ---------
Cash Flows From Operating Activities
 Net loss                                              $ (14,862)  $  (6,310)  $ (49,408)
 Loss on sale of securities available for sale               395           -         395
 Adjustments to reconcile net loss to net
  cash used by operating activities
    Trade accounts receivable                                472           -           -
    Accounts payable                                      (1,489)        358       1,374
    Stock issued for services                                  -           -         813
                                                       ---------   ---------   ---------

 Net Cash Used by Operating Activities                   (15,484)     (5,952)    (46,826)
                                                       ---------   ---------   ---------

Cash Flows From Investing Activities
 Proceeds from sale of securities available for sale      14,928           -      14,928
 Purchase of securities available for sale                     -           -     (59,976)
                                                       ---------   ---------   ---------

 Net Cash Used By Investing Activities                    14,928           -     (45,048)
                                                       ---------   ---------   ---------

Cash Flows From Financing Activities
 Deferred offering costs                                       -     (22,120)    (29,879)
 Proceeds from issuance of common stock                        -     102,750     127,750
                                                       ---------   ---------   ---------

 Net Cash Provided by Financing Activities                     -      80,630      97,871
                                                       ---------   ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents        (556)     74,678       5,997

Cash and Cash Equivalents at Beginning of Period           6,553      10,955           -
                                                       ---------   ---------   ---------

Cash and Cash Equivalents at End of Period             $   5,997   $  85,633   $   5,997
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

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2002 and the period from February 1, 2000 (date of inception) through June 30, 2002, the Company incurred net losses of $14,862 and $49,408, respectively. As of June 30, 2002, the Company has had minimal revenues and the accumulated deficit from inception totaled $49,408. The Company commenced its initial marketing activities during September of 2001, however, it appears from initial comments received back from various law enforcement agencies that there has been a general deferral of any discretionary spending since the tragedy of the September 11, 2001 terrorist attacks. As a result, Kinship believes that its ability to market in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The  Company  entered into an agreement with the president to provide  a  $1,000 stipend per month to him for his services. During June of 2001, the board of directors voted to modify this agreement to split the $1,000 per month to $500 to the president and $500 to the secretary for their services. For the three months ended June 30, 2002, the Company paid $3,000 associated with this agreement.


NOTE 3 -- INVESTMENT IN MARKETABLE SECURITIES AND OTHER COMPREHENSIVE
                         INCOME

Marketable securities are classified as available-for-sale and are stated at fair value. At June 30, 2002 available-for-sale securities consisted of the following:

                                              June 30, 2002
                                 -------------------------------------------
                                   Gross    Unrealized Unrealized
                                 Amortized   Holding    Holding     Market
                                   Cost       Gains      Losses      Value
                                 ---------   --------   --------   ---------
Mutual funds                     $  44,653   $     -    $  1,408   $  43,245
Money market funds                   1,356         -           -       1,356
                                 ---------   --------   --------   ---------

Total Investment in Securities
   Available-for-Sale               46,009         -       1,408       44,601
Less:  Amounts classified
   as cash equivalents              (1,356)        -           -       (1,356)
                                 ---------   --------   --------   ---------

Net Investment in Securities
   Available-for-Sale            $  44,653   $     -    $  1,408   $   43,245
                                 =========   ========   ========   ==========

Proceeds from sales of marketable securities and the resulting gross realized gains and losses were as follows at June 30, 2002:

     Proceeds From Sales of Marketable Securities                  $ 14,928
                                                                   ========
     Realized Loss From Sale of Marketable Securities              $   (395)
                                                                   ========

Other comprehensive loss consists of the change in net unrealized holding gain and loss on marketable securities as follows at June 30, 2002:

     Unrealized net holding losses                                 $ (1,803)
                                                                   ========
     Reclassification adjustment for realized losses of
      marketable securities included in net income                      395
                                                                   --------
     Other Comprehensive Loss                                      $ (1,408)
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

Kinship has an accumulated deficit during the development stage resulting from organizational, general, administrative selling expenses. The deficit was $49,408 as of June 30, 2002.

Kinship has completed its initial marketing activities by a mass mailing of advertising materials and a description of its products to law enforcement agencies within several western states. Kinship has determined that mass marketing of its accident reconstruction and related software is not a viable enterprise and has further resolved not to expend additional scarce capital resources on continuing marketing efforts of this software.

Kinship expended approximately $8,000 of its gross offering proceeds o n its initial mailing effort, or about 8% of its cash capital. Kinship has determined to marshal its remaining capital to sustain its minimal operations and to pay for maintaining the Company as a public reporting company while its management pursues various alternative business activities through a potential new business merger or acquisition.

In the interim, the remaining net proceeds of the offering as of June 30, 2002, are approximately $46,000, which funds constitute all liquid capital of the Company. These funds are invested in short term instruments by the Company awaiting a reconsideration of business development and marketing efforts by the Board of Directors as generally discussed above.


Liquidity and Sources of Capital

As noted above, Kinship has not engaged in business operations to date, except to complete its initial marketing efforts. From its IPO proceeds of $102,750, Kinship has accrued and paid obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $29,880, and post offering marketing and operating expenses of approximately $26,870, leaving estimated net operating proceeds to be employed in future operations of approximately $46,000 as of June 30, 2002.


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

Plan of Operation

While the Company has attempted to minimize overhead expenses during this transition period by paying minimal salaries or other compensation, Kinship does continue to incur minimal operating expenses for salaries, legal and accounting compliance and other costs of approximately $1,500 per month. At the present rate of overhead expenses and assuming no other capital expenditures, the Company would exhaust its remaining net proceeds from the Initial Public Offering in approximately 36 months. Mr. Terry Deru who is the President of the Company is continuing to serve the Company on a strictly as needed basis for $500 month, but with an informal understanding and agreement by the Board that he will be paid a deferred compensation in cash or stock rights, or some combination of both, for actual efforts when and if the Company achieves any future revenues.

Mr. Limpert is also active in pursuing, on a time allowed basis, various potential merger, acquisition, or new business opportunities for the Company, as well as supervising accounting and reporting requirements. Mr. Limpert has the same informal compensation arrangement with Kinship as does Mr. Deru. Mr. Limpert has also met with ProSource and TM Design representatives regarding extension of existing contracts and potential alternative software concepts in marketing activities related to the security industry. No specific commitments, undertakings or arrangements have been derived from such alternative marketing activities to date. Mr. Limpert is also paid a monthly stipend of $500 by Kinship.

Because of the Company's lack of business activities at the present time and continuing overhead costs the auditors have been required to express an opinion that the Company may not be considered "a Going Concern," see Note 1 to the accompanying Condensed Financial Statements. Management of Kinship must concur that unless the Company is successful in finding some alternative business activities in approximately 36 months at its current rate of maintenance expenditure, the Company will have to cease any continuing activities requiring physical space or facilities or current operating expenses. Further, the Company most likely will expend some or all of its remaining capital to explore potential acquisition or merger possibilities, and/or to acquire and market other products and services. No current proposal for alternative or future business activities is presently formulated.

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

  3.     Amount expended to June 30, 2002 on marketing and operations - $26,870.

  4.     Net proceeds for future operations - $46,000.


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

     99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   KINSHIP SYSTEMS, INC.


Date:  August 7, 2002                   By: /s/  Terry Deru
                                        ----------------------
                                        Mr. Terry Deru
                                        President


Date:  August 7, 2002                   By: /s/ Andrew Limpert
                                        ----------------------
                                        Mr. Andrew Limpert
                                        Chief Financial and Accounting Officer


