Form 10QSB
period 2002-09-30
KINSHIP SYSTEMS INC
filed 2002-11-14
CIK 1117034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED        September 30, 2002
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to
..

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

Common Stock: 1,372,750 shares issued as of September 30, 2002, No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.

                                      INDEX

                              Kinship Systems, Inc.
                    For The Quarter Ending September 30, 2002

Part I.  Financial Information

     Item 1.   Financial Statements

     Condensed Balance Sheets (Unaudited) - September 30, 2002
      and December 31, 2001                                             3

     Condensed Statements of Operations (Unaudited ) for the Three
      and Nine Months Ended September 30, 2002 and 2001, and for
      the Period from February 1, 2000 (Date of Inception) through
      September 30, 2002                                                4

     Condensed Statements of Cash Flows (Unaudited) for the Nine
      Months Ended September 30, 2002 and for the Period from
      February 1, 2000 (Date of Inception) through September
      30, 2002                                                          4

     Notes to Condensed Financial Statements (Unaudited)                6


     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8

     Item 4.   Controls and Procedures.                                10

Part II.  Other Information

     Item 1.   Legal Proceedings                                       10

     Item 2.   Changes in Securities and Use of Proceeds               10

     Item 4.   Submission of Matters to a Vote of Security Holders     10

     Item 5.   Other Matters                                           10

     Item 6.   Exhibits and Reports on Form 8-K                        10

               Signatures                                              11

                         Part I - Financial Information

Item 1.  Financial Statements

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                          September   December
                                                           30, 2002   31, 2001
                                                          ---------  ---------
                        ASSETS

Current Assets
 Cash and cash equivalents                                $   3,997  $   6,553
 Investment in securities available-for-sale                 38,399     59,488
 Trade accounts receivable                                        -        472
                                                          ---------  ---------
Total Assets                                              $  42,396  $  66,513
                                                          =========  =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                         $   4,124  $   2,863
                                                          ---------  ---------
   Total Current Liabilities                                  4,124      2,863
                                                          ---------  ---------
Stockholders' Equity
 Common stock, no par value; 50,000,000 shares
  authorized; 1,372,750 shares issued and outstanding        98,684     98,684
 Other comprehensive gain (loss)                                153       (488)
 Deficit accumulated during the development stage           (60,565)   (34,546)
                                                          ---------  ---------
   Total Stockholders' Equity                                38,272     63,650
                                                          ---------  ---------
Total Liabilities and Stockholders' Equity                $  42,396  $  66,513
                                                          =========  =========


       See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                For the Period
                                                                               February 1, 2000
                                        For the Three           For the Nine       (Date of
                                         Months Ended           Months Ended      Inception)
                                         September 30,          September 30,       through
                                      ---------------------  -------------------- September 30,
                                        2002        2001       2002       2001        2002
                                      ---------  ----------  ---------  ---------  ----------
Revenue                               $       -  $        -  $       -  $       -  $      866

Loss on sale of marketable securities     1,802          -       1,802          -       1,802
Selling, general and administrative
 expenses                                 9,745     16,327      25,722     23,362      62,964
                                      ---------  ----------  ---------  ---------  ----------
Loss from operations                    (11,547)   (16,327)    (27,524)   (23,362)    (63,900)

Interest and dividend income                390        554       1,505      1,279       3,335
                                      ---------  ----------  ---------  ---------  ----------
Net Loss                              $ (11,157) $ (15,773)  $ (26,019) $ (22,083)  $ (60,565)
                                      =========  =========   =========  =========
Basic and Diluted Loss Per Share      $   (0.01) $   (0.01)  $   (0.02) $   (0.02)
                                      =========  =========   =========  =========
Weighted Average Number of
 Shares Outstanding                   1,372,750  1,372,750   1,372,750  1,327,585
                                      =========  =========   =========  =========

       See accompanying notes to unaudited condensed financial statements.

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                  For the Period
                                                                February 1, 2000
                                                                      (Date of
                                                   For the Nine      Inception)
                                                   Months Ended       through
                                               --------------------September 30,
                                                  2002       2001       2002
                                               ---------  ---------  ---------
Cash Flows From Operating Activities
 Net loss                                      $ (26,019) $ (22,083) $ (60,565)
 Loss on sale of securities available
  for sale                                         1,802          -      1,802
 Adjustments to reconcile net loss to net
  cash used by operating activities
 Trade accounts receivable                           472          -          -
 Stock issued for services                             -          -        813
                                               ---------  ---------  ---------
   Net Cash Used by Operating Activities         (22,484)   (22,674)   (53,826)
                                               ---------  ---------  ---------

Cash Flows From Investing Activities
 Proceeds from sale of securities available
  for sale                                        63,149          -     63,149
 Purchase of securities available for sale       (43,221)         -   (103,197)
                                               ---------  ---------  ---------
   Net Cash Used By Investing Activities          19,928          -    (40,048)
                                               ---------  ---------  ---------

Cash Flows From Financing Activities
 Deferred offering costs                               -    (22,120)   (29,879)
 Proceeds from issuance of common stock                -    102,750    127,750
                                               ---------  ---------  ---------
   Net Cash Provided by Financing Activities           -     80,630     97,871
                                               ---------  ---------  ---------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                 (2,556)    57,956      3,997

Cash and Cash Equivalents at Beginning
 of Period                                         6,553     10,955          -
                                               ---------  ---------  ---------

Cash and Cash Equivalents at End of Period     $   3,997  $  68,911  $   3,997
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

                              KINSHIP SYSTEMS, INC.
                        (A Development Stage Enterprises)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2002 and the period from February 1, 2000 (date of inception) through September 30, 2002, the Company incurred net losses of $26,019 and $60,565, respectively. As of September 30, 2002, the Company has had minimal revenues and the accumulated deficit from inception totaled $60,565. The Company commenced its initial marketing activities during September of 2001; however, it appears from initial comments received back from various law enforcement agencies that there has been a general deferral of any discretionary spending since the tragedy of the September 11, 2001 terrorist attacks. As a result, Kinship believes that its ability to market in the current environment may be substantially impaired by the redirection of law enforcement agencies to homeland security and away from discretionary spending for accident reconstruction software.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The  Company  entered into an agreement with the president to provide  a  $1,000 stipend per month to him for his services. During June of 2001, the board of directors voted to modify this agreement to split the $1,000 per month to $500 to the president and $500 to the secretary for their services. For the three months ended September 30, 2002, the Company paid $3,000 associated with this agreement.

NOTE 3 -- INVESTMENT IN MARKETABLE SECURITIES AND OTHER COMPREHENSIVE
                         INCOME

Marketable securities are classified as available-for-sale and are stated at fair value. At September 30, 2002 available-for-sale securities consisted of the following:

                               September 30, 2002

                                      Gross   Unrealized Unrealized
                                    Amortized   Holding    Holding     Market
                                      Cost       Gains      Losses     Value
                                    ---------  ---------  ---------  ---------
Mutual funds                        $  38,246  $     153  $       -  $  38,399
Money market funds                      1,747          -          -      1,747
                                    ---------  ---------  ---------  ---------
Total Investment in Securities
  Available-for-Sale                   39,993        153          -     40,146
Less:  Amounts classified
  as cash equivalents                  (1,747)         -          -     (1,747)
                                    ---------  ---------  ---------  ---------
Net Investment in Securities
  Available-for-Sale                $  38,246  $     153  $       -  $  38,399
                                    =========  =========  =========  =========

Proceeds from sales of marketable securities and the resulting gross realized gains and losses were as follows at September 30, 2002:

   Proceeds From Sales of Marketable Securities           $ 63,149
                                                          ========
   Realized Loss From Sale of Marketable Securities       $ (1,802)
                                                          ========

Other comprehensive gain consists of the change in net unrealized holding gain and loss on marketable securities as follows at September 30, 2002:

   Unrealized net holding losses                          $ (1,161)
   Reclassification adjustment for realized losses of
    marketable securities included in net income             1,802
                                                          --------
   Other Comprehensive Gain                               $    641
                                                          ========

NOTE 4 - LETTER OF INTENT AND STOCK EXCHANGE AGREEMENT

On September 10, 2002, the Company entered into a Letter of Intent with Caribbean Clubs International, Inc. ("CCI"), by which the Company will fully acquire CCI stock in exchange for the issuance of restricted shares of common stock of the Company, which when completed will equal approximately 90% of the total issued and outstanding shares of common stock of the Company. Also in connection with the transaction, the existing officers and directors of the Company will resign and be replaced by CCI appointees.


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

Kinship has an accumulated deficit during the development stage resulting from organizational, general, administrative selling expenses. The deficit was $60,565 as of September 30, 2002.

Kinship acquired the licensing rights to an accident reconstruction software known as ProSource. Kinship completed its initial marketing activities by a mass mailing of advertising materials and a description of its products to law enforcement agencies within several western states. In the wake of September 11th, Kinship determined that mass marketing of its accident reconstruction and related software to municipalities was not a viable enterprise and has further resolved not to expend additional capital resources on continuing marketing efforts of this software. As part of the acquisition of CCI discussed below, Kinship will "spin out" any remaining license interest in the Prosource software to a trust for current shareholders. It is not believed there is any remaining value in the license to this software; but if determined to have value, it will be distributed to current shareholders of Kinship.

During the nine month period ending September 30, 2002, the Company incurred a loss on the sale of marketable securities of $1,802, and selling, general and administrative expenses of $25,722. These results contrast with $23,362 in selling, general and administrative expenses for the comparable prior period.
No loss on securities was recorded for the prior period.   Kinship is not
certain as to the subsequent monthly costs of operations as the new CCI managers take control over the next thirty days.

In the interim, the remaining net proceeds of the offering as of September 30, 2002, were approximately $42,296, which funds constitute all liquid capital of the Company. These funds are invested in short term instruments by the Company awaiting a reconsideration of business development and marketing efforts by the Board of Directors as generally discussed above. As of the date of this report, the Company had approximately $30,000 remaining in net proceeds.


Liquidity and Sources of Capital

As noted above, Kinship conducted an initial public offering which closed on April 30, 2001, and raised gross proceeds of $102,750 less offering costs of $29,879 by selling 102,750 of its common voting shares at $1.00/share. Kinship has not engaged in business operations to date, except to complete its initial marketing efforts, which have since been terminated.

As of September 30, 2002, the Company's working capital was $38,272, and as of December 31, 2002, the Company's working capital was $63,650.

As discussed above, the Company has terminated its marketing efforts regarding its ProSource software, and concentrated its efforts in maintaining its public status and seeking to acquire all or part of other business opportunities by merger or share exchange. In this regard, as reported on its Form 8-K filed on October 19, 2002, the Company entered into a letter of intent with Caribbean Clubs International, Inc. ("CCI") to acquire all of the issued and outstanding shares of CCI. In exchange, the Company will issue to the CCI shareholders shares of its common stock, which when completed will equal approximately 90% of the total issued and outstanding shares of common stock of the Company. CCI intends to acquire resort properties located in the Caribbean. No assurance or
warranty can be given that the transaction will be completed.   This proposal
was approved by shareholder vote on November 1, 2002 and Articles of Share Exchange and Name Change are pending filing in the state of Utah. When the transaction with CCI is completed, CCI will be required to raise additional funds, in the form of debt or equity, to acquire its resort properties. A subsequent 8-K will be filed providing details of the closing of this transaction and new management within the next 15 days.

Plan of Operation

While the Company has attempted to minimize overhead expenses during this transition period by paying minimal salaries or other compensation, Kinship does continue to incur minimal operating expenses for salaries, legal and accounting
compliance and other costs of approximately $1,500 per month.   It is not
possible to reasonably project continuing expenses upon the completion of the acquisition of CCI which should be implemented over the next thirty (30) days. At present, the Company has approximately $30,000 in liquid capital reserves.

Mr. Limpert has been active in pursuing, on a time allowed basis, various potential merger, acquisition, or new business opportunities for the Company, as well as supervising accounting and reporting requirements. Mr. Limpert and Mr. Deru were paid a minimal stipend of $500/month during this reporting period. Prior management have terminated their services as of November 1, 2002 and new CCI management have not yet established compensation arrangements.

Because of the Company's lack of business activities at the present time and continuing overhead costs the auditors have been required to express an opinion that the Company may not be considered "a Going Concern," see Note 1 to the accompanying Condensed Financial Statements. Management of Kinship must concur that unless the Company is successful in its newly acquired activities through CCI, the Company will have to cease any continuing activities requiring physical space or facilities or current operating expenses. Further, the Company most likely will expend some or all of its remaining capital to fund start-up activities of CCI.

Item 3. CONTROLS AND PROCEDURES.

(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


Part II - Other Information

Item 1.  Legal Proceedings

Kinship is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party which would result in litigation.

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities.
None

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

REGISTRANT:   KINSHIP SYSTEMS, INC.

Date:  November 14, 2002              By: /s/ Terry Deru
                                         ----------------------
                                      Mr. Terry Deru
                                      President


Date:  November 14, 2002              By: /s/  Andrew Limpert
                                         ----------------------
                                      Mr. Andrew Limpert
                                      Chief Financial and Accounting Officer


                                  CERTIFICATION
I, Terry Deru. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kinship Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Terry Deru
_______________________
Terry Deru
President


                                  CERTIFICATION
I, Andrew Limpert, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kinship Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/  Andrew Limpert
_______________________
Andrew Limpert
Chief Financial and Accounting Officer


