Form 10KSB
period 2002-12-31
CARIBBEAN CLUBS INTERNATIONAL INC
filed 2003-04-14
CIK 1117034

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 333-40954

CARIBBEAN CLUBS INTERNATIONAL, INC.

(Name of Small Business Issuer in its charter)

Utah                                               87-0648148

(State of                                      (I.R.S. Employer

 Incorporation)                                 I.D. Number)

405 Park Avenue, 10th Floor, New York, New York     10022

(Address of principal executive offices)         (Zip Code)

Issuer's telephone number: 212-421-1400

Securities registered under Section 12 (b) of the Act:

         Title of each class       Name of exchange on which

         to be registered          each class is to be registered

            None                              None

Securities registered under Section 12(g) of the Act:

                               None

                         (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $-0-.

As of April 5, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $25,751,651. This calculation is based upon the average of the bid price of $2.50 and asked price of $4.00 of the common stock on April 5, 2003.

The number of shares issued and outstanding of our common stock, no par value, as of December 31, 2002 was 10,719,411.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Member of SECPS

#

PART I

Item 1. Description of Business.

Introduction.

------------

We are Caribbean Clubs International, Inc. CCI Resort Development Corporation is our wholly owned subsidiary. Unless the context indicates otherwise, any reference to “our or ” “we” includes our subsidiary.

We were incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc.  We changed our name to Kinship Systems, Inc. on March 2, 2000.

On May 4, 2000, we entered into a product distribution agreement to distribute a vehicle accident analysis and reconstruction software to municipalities. In April 2001, we completed an initial public offering of our common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of our common stock.  Due to the events of September 11, we believed that municipalities became more focused on homeland security issues, and became less interested in an accident reconstruction software product. During the first quarter of 2002, existing management decided to terminate our efforts to sell the software product, and, pursued various potential merger, acquisition, or new business opportunities.

Effective November 18, 2002, we entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation (“CCI-Delaware”). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their common shares for our common shares on a 1 for 11.8139 ratio (rounded to whole shares). The transaction was approved by the majority of our shareholders. As part of that transaction, our then officers and directors resigned and were replaced by our current officers and directors. We also changed our name to Caribbean Clubs International, Inc. On November 21, 2002, CCI-Delaware changed its name to CCI Resort Development Corporation, and is our wholly owned subsidiary. CCI-Delaware was incorporated in the State of Delaware on January 11, 2001.

Our offices are located at 405 Park Avenue, 10th Floor, New York, New York, 10022 and our telephone number is 212-421-1400.

General.

-------

Our plan of operations entails the development of a network of “members only” resorts located in the Caribbean. We intend to acquire operating, boutique style resorts, and sell membership plans to our acquired properties.  Each resort will be located on a tropical island and will offer amenities and comforts expected by an upscale membership clientele, while maintaining the flavor and uniqueness of the property and island setting. We will implement the marketing of our membership plan concurrent with or soon after the acquisition of our initial resort, which is anticipated to occur in the second quarter of 2003. During a transition phase, we expect that our resort properties will be available to both members and non-member guests. The duration of the transition phase will depend on the level of success of our membership plan marketing efforts. When member occupancy rates for a particular resort account for between 50% to 75% of total occupancy, we expect to limit that resort usage to our members, thereby creating an exclusive, “members only” property. During the transition phase, we will continue to promote our resorts to travel agencies, tour operators, and other membership clubs for usage by non-members.

We believe our membership concept is unique to the hospitality industry. We expect to accelerate revenue growth, reduce operating risks, and build brand loyalty by:

o

Acquiring boutique style hotels and resorts that have, an operating history, an existing cash flow stream, and a clientele which represents the initial platform of membership sales.

o

Reducing property debt with revenues from sales of our membership plan, thereby reducing operating risks and financial leverage allowing for strong operating and financial flexibility.

o

Creating brand loyalty through the exclusive association of the membership concept that simultaneously ties vacation planning to our resorts.

Targeted Properties.

-------------------

In identifying resort properties for acquisition, we generally will avoid properties that require property development and can not provide an immediate cash flow stream. Instead, we will seek to acquire operating resort properties that have positive cash flow. We also may consider other special situations where we can expect to achieve positive cash flow in the future by improving resort operations or by increasing occupancy rates through members visits or through resort marketing.

The typical property will recognize almost eighty percent of its cash flow in the “high season” which begins in November and extends to the beginning of May.  The Caribbean has long been a vacation destination providing easy accessibility and tropical climates.  The vacationer typically is from the United States and Europe, and utilizes the tropical weather as an alternative to the winter climates prevailing in their home areas.  Travelers to the Caribbean number in the millions per year with the average stay approximating seven days.

We will select properties that feature a beachfront location, provide a history of operations, and have characteristics and amenities attractive to a higher end clientele. We will evaluate each property at the time of acquisition and estimate the need for upgrades and standardization of the property to the levels established by our management. While every effort will be made to maintain the unique qualities and characteristics of each property, we intend to implement a standardization of amenities provided to members and guests.  We expect to feature the following standard amenities at each of our resorts:

o

Unique nouvelle Caribbean cuisine utilizing fresh, local ingredients including spices, seafood, and meats.

o

Sophisticated libations with a collection of liquors, rums and cigars particular and representative of the Caribbean.

o

Concierge service for handling member requests for both on and off premises services.

o

Rooms with cordless telephones, internet access, and high quality sheets and linens.

As stated above, we believe that our plan of operations represents a unique approach to resort ownership, for a number of reasons. A successful membership sales program will improve our balance sheet by providing necessary cash after deducting our corporate overhead expenses. With an improved balance sheet, we will be able to reduce debt associated with our property acquisitions, which allows greater flexibility for future resort purchases. Members themselves represent a repeat guest base for our resorts, which we expect to drive operating revenues at the resort level.  Therefore, we have the unique ability of aligning a customer to the company and creating an inherent brand value that will allow income predictability not currently available in the hospitality industry.

We have entered into discussions with a number of resort properties in the Caribbean. With respect to these properties, we have conducted limited due diligence and have entered into negotiations with the owners of two properties. We have not finalized our negotiations with a formal agreement for either property. In any property that we acquire, we do expect the seller to finance a portion of the purchase price. The amount financed will vary with each property, however, generally it will not be less than fifty percent of the total purchase price. The amount financed will bear annual interest at rates between 8 to 12% be and be secured by a mortgage on the acquired property.

Proposed Operations.

-------------------

Our plan of operations calls for the acquisition of operating resorts that our management believes can successfully be transformed into membership resorts. By acquiring operating properties, we expect to acquire a highly trained professional and motivated staff steeped in the ways of guest satisfaction. This approach allows us to minimize the amount of training and hiring that will be needed at the resort level while simultaneously maintaining continuity of operations and relationships on the guest and vendor levels. We also believe that it will enable us to acquire properties without any material interruption in operations. The workforce in the most areas of the Caribbean are plentiful with high experience levels in tourism, a predominant industry in the region.  We expect that our operations will represent an attractive employment opportunity for local residents. Consequently, if additional employees are required, we expect to attract qualified and motivated employees.  Overall, by acquiring an operating resort, we expect to minimize start-up expenses and effect a smooth transition from hotel to an exclusive club.

Upon acquisition of each resort property, we intend to implement a “management information system” that will provide an efficient reservation system interlinking the multiple resorts and room availability. We also expect to benefit from effective purchasing economies of scale, and an integrated administrative and marketing functionality, as well as other management efficiencies at the corporate level.

Membership Details.

------------------

Members participating in our membership plan will be charged a one time membership fee. We have targeted the fee at $25,000; however, the fee may be increased or decreased in response to demand.  We intend to offer an introductory membership fee for a limited period at a 50% discount to the initially targeted rate. At this time, we do not expect to charge annual fees to members, however, we may do so in the future. Members are granted the right to stay for a guaranteed minimum of ten nights per year at any of our resorts, and may be arranged for use in any combination of nights or resorts.  Additional room nights may be reserved on a space available basis.  Member room rates will be lower than non-member rates, and are expected to range from $259 to $729 per night depending on the resort, time of season, and room accommodations.  Each member will receive an annual credit of $500 to be applied toward a member’s bill upon his or her first visit annually.  The credit may only be used by the member, is not assignable, and must be used within twelve months of its annual issue date.

The membership term is 20 years. Each member acquires a revocable license to use our resort properties, in accordance with the terms and conditions of our membership plan, which may be amended from time to time. A member does not acquire any equity, ownership, or property interest in the company, or any of our resorts. We reserve the right to limit memberships, to discontinue operation of any or all of our resorts, or to sell, lease or otherwise dispose of our resorts. We will offer both family and corporate memberships.

Family membership will be held in the name of an individual and privileges are extended to the immediate family. A member’s immediate family includes the spouse or partner and unmarried children under the age of twenty-two, living at home or attending school on a full-time basis.

Corporate membership will be available to active, operating corporations, partnerships and other forms of multiple ownership.  Each corporate membership will permit the corporate member to designate up to four individuals for membership privileges.  The owner of the corporate membership may change the designees annually by notification in writing to the membership office.  The designated users have family privileges as indicated above.

A membership may be transferred only through the membership plan. Upon the death of a member, the surviving spouse, if any, may elect to:

-continue the membership privileges without having to pay

 any additional membership fee or other joining fee;

-receive a prorated refund of the membership fee, or

-designate one adult child or heir to acquire the

 membership without payment of any Membership Fee.

At a member’s request, their guests may use our resorts one time at member rates. Thereafter, guests will be charged the non-member resort rate for future visits.

We are arranging to provide membership privileges at reciprocal clubs at preferred rates for our members.  A list of these clubs and a toll-free reservations number will be provided to members when this arrangement is concluded.

Membership rights are inherently different than the “time sharing” concept, yet provide many similar benefits to the user. The primary difference from a corporate operations point of view is that in a time share, the purchaser acquires an equity stake in the property, while in a membership program, property ownership remains with the company, and in the hands of the shareholders.  Property use entitlements are similar for both where each provides minimum property use guarantees generally in a vacation setting. However, unlike rights to a time share property which are transferable, membership rights to a resort generally can not be sold.

Marketing.

--------

We have developed a marketing program for both resort properties and our membership plan.

Resort property marketing will be directed by the President of our subsidiary. Resort marketing will target large travel agencies, tour operators and membership clubs in an effort to promote our resorts as desired vacation destinations. Discounts or incentives may be provided to enhance resort occupancy rates. As discussed elsewhere herein, resort marketing will continue during a transition phase when our resorts will be available to both members and non-members. We will cease resort marketing when each resort achieves desired membership occupancy saturation rates.

Our membership marketing program will be directed by the Vice President of Marketing of our subsidiary. A direct mail program will target prospective members from past and recent resort guest lists, and from qualified lists which we will purchase from sources specializing in providing market segmentation information, such as socio-economic behavior, income ranges, educational background, among other categories. Mailings will be followed by phone follow-ups to those who have been prior guests of acquired resorts or those who have expressed an interest in prior mailings. We also intend to establish relationships with other club membership programs whereby our resorts become an added destination for their club members. In addition to directing traffic to our resorts, these programs will enable us to market our membership plan to their club members. Members of these clubs, generally, belong to one or more private clubs, such as a golf or tennis club, and represent qualified targets for our membership plan.

Employees.

---------

As of December 31, 2002, we have three full time employees, consisting of our President, and two officers of our subsidiary. We also use consultants from time to time. We have no collective bargaining agreements with our employees and we believe relations with our employees are good.

Item 2. Description of Property.

We maintain our offices at 405 Park Avenue, 10th Floor, New York, New York 10022. The premises consist of approximately 1,200 square feet and are subject to a fixed term of five years terminating December 1, 2007. The monthly rental for fiscal years 2003 through May 2008 is $5,300.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to Vote of Security Holders.

On October 28, 2002, we sent a Proxy Statement to our shareholders to approve the stock exchange transaction with Caribbean Clubs International, Inc., a Delaware corporation, which was approved by a majority of shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock has traded on the NASDAQ OTC Bulletin Board since the third quarter of 2001 until the share exchange agreement under the symbol "KSYS". On November 26, 2002, our stock symbol changed to “CCLB”.

The table below sets forth the high and low bid prices of our common stock as reported by NASDAQ.  The quotations  reflect inter-dealer prices, without retail mark-up, mark-down, or commissions  and  may  not  necessarily represent actual transactions.  There is an absence  of an  established trading  market  for  our common stock, as the market is  limited, sporadic and highly  volatile.  The absence of an active market may  have an effect upon the high  and low  priced as reported.

2001                                  Low Bid    High Bid

3rd Quarter                             $1.25     $1.75

4th Quarter                              0.50      2.25

2002                                  Low Bid    High Bid

1st Quarter                             $3.50     $4.80

2nd Quarter                              2.25      2.25

3rd Quarter                              7.00      2.50

4th Quarter                              2.50      5.60

As of December 31, 2002, we had 38 shareholders of record of the our common stock. Although there are no restrictions on our ability to declare or pay dividends, we has not declared or paid any dividends since our inception and does not anticipate paying dividends in the future.

Item 6. Management's Discussion and Analysis.

The following discusses the financial results and position of the our consolidated accounts for the periods indicated.

Results of Operations.

---------------------

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Registration Statement.

Overview.

--------

We were incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc.  We changed our name to Kinship Systems, Inc on March 2, 2000.

On May 4, 2000, we entered into a product distribution agreement to distribute a vehicle accident analysis and reconstruction software to municipalities. In April 2001, we completed an initial public offering of our common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of our common stock.  Due to the events of September 11, we believed that municipalities became more focused on homeland security issues, and became less interested in an accident reconstruction software product. During the first quarter of 2002, existing management decided to terminate our efforts to sell the software product, and, pursued various potential merger, acquisition, or new business opportunities.

Effective November 18, 2002, as discussed above, we entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation. Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their common shares for our common shares on a 1 for 11.8139 ratio (rounded to whole shares). The transaction was approved by the majority of our shareholders. As part of that transaction, our then officers and directors resigned and were replaced by our current officers and directors. We also changed our name to Caribbean Clubs International, Inc. On November 21, 2002, CCI-Delaware changed its name to CCI Resort Development Corporation, and is our wholly owned subsidiary. CCI-Delaware was incorporated in the State of Delaware on January 11, 2001.

During November 2002, CCI-Delaware completed a private placement of its common stock pursuant to which it sold 411,000 shares and received $1,133,633 in net offering proceeds after deducting offering costs of $148,937.

Plan Of Operations.

------------------

We are a development stage corporation. We intend to acquire and operate boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties. Our operations to date have included conducting due diligence of a number of resort properties, negotiating the acquisition terms of selected properties, hiring personnel of our subsidiary to facilitate the sale of memberships and resort marketing. We expect to acquire our first resort property in the second quarter of 2003.

We will be required to raise additional funds in order to acquire our initial resort properties. Our cash requirements for the next 12 months are estimated to be $5,000,000. Of this amount, we have allocated approximately $4,300,000 for cash portion to acquire two resorts, $250,000 for membership and resort marketing, and the balance for our working capital needs. We expect to acquire resort properties through a combination of cash and seller financing. Membership and resort marketing includes the initiation of our membership sales campaign and salary to the vice president of marketing of our subsidiary. Working capital costs include salaries payable to existing personnel, office overhead for our New York office, and projected professional fees. Presently, other than vice president of marketing of our subsidiary, we employ our president and the president of our subsidiary. We expect to acquire resort properties through a combination of cash and debt payable to the seller. The debt will be paid during a period of time under terms negotiated by the parties. The amount of seller financing will bear annual interest of rates between 8 to 12 % and will be secured by the resort property.  Presently, we are negotiating the acquisition terms of two properties, however, formal agreements have not been entered into by the respective parties.

We are seeking to raise funds that will meet our cash requirements described above. We have entered into an agreement with a broker-dealer to raise the stated capital on a best efforts basis through the sale of subordinated notes. We expect to commence the offering during the second quarter of 2003. We cannot predict whether the offering will be successful in raising the required capital. If we are unsuccessful in raising the described funds, we may not be able to complete our plan of operations as discussed above.

For each property acquired, we expect to retain existing employees of the predecessor owner. We intend to acquire small, boutique-style resorts generally having less than 50 rooms. Consequently, the staff at each resort will be limited, ranging from 25 to 75 employees. We also expect to contract with independent hotel operators or management companies to conduct the day to day operations, which will include managing our on-site staff. We have conducted discussions with a number of entities available to operate our acquired resorts, and expect to be able to enter into arrangement with such entities upon resort acquisition. In the industry, operators are typically compensated by receiving 3% to 4% of gross revenues and 8% to 10% of net revenues, of the managed resort. We expect these rates to apply to our properties.

We have no material commitments for capital at this time other than as described above. In addition, we do not expect to incur research and development costs within the next 12 months.

Off Balance Sheet Arrangements.

------------------------------

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

Limited Assets and Limited Operating History. Our plan of operations is to own and operate and/or manage premium resort properties in the Caribbean, and to sell private memberships to these resort properties. Our operations to date, as it relates to our resort operations, have been limited to raising initial capital to commence our operations, and to identify prospective resort acquisitions/properties for management. Although we have entered into negotiations to acquire two resort properties, we presently do not own a resort property. Our current assets are limited. We will be subject to many risks in attempting to effect our plan of operations.  We cannot predict whether we will be successful in our plan of operations by attaining and maintaining profitable operations.

Leveraged Financing.  We expect that a combination of cash and other financing will be required to purchase targeted resorts. We expect to use the funds from private placements to pay the cash portion of the purchase price and to leverage the balance of the purchase price through lender or bank financing. It also is expected that the leveraged amount will be secured by a mortgage and lien on the assets of the resort property. We intend to meet the ongoing financing obligations of the leveraged amount from the operating cash flow of the resort property and from membership sales. We cannot predict whether the income generated from our resort operations and membership sales will be sufficient to pay the interest and principal of the financed debt.  If a default occurs with respect to such financed debt, the secured party will seek to foreclose upon and take control of, the resort property.

Inability To Sell Memberships. We intend to derive a substantial portion of our revenues through the sale of memberships to our resort properties.  The membership fee is initially targeted to be $25,000. We have received limited indications as to the commercial acceptability of our membership program and fees. Moreover, the sale of memberships is subject to several risks including but not limited to; pricing of comparable memberships and time share properties, the perceived value of the membership, our ability to maintain the property conditions sufficient to attract members, as well as national and international economic conditions. Our inability to sell memberships in sufficient quantities, or if we are required to reduce our membership fee to attract prospective members, will have a material adverse impact our operations and financial results.

Need For Additional Capital/Significant Dilution. We have a present need for additional capital in order to effect our plan of operations. In addition, we may require additional capital in the future to sustain our operations until it achieves profitable operations. We can not predict whether we will be successful in raising the capital necessary for both near term and future operations.

The Real Or Perceived Threats Or Acts Of Terrorism Could Affect Financial Results. The increased and heightened risk of terrorist activities around the world could affect our operations.  Entertainment and leisure related travel could be impacted by the actual or perceived threat of terrorist activities worldwide, and affect the willingness of a consumer to travel to our properties which are mostly accessible by some amount of air travel.  A reduced amount of travel particularly during the limited busy season could materially affect our operating and financial results.

Weather Related Risks. Travel to our targeted resorts, which are planned to be located in the Caribbean, are subject to numerous weather-related risks including hurricanes and tropical storms. Weather related incidents could render a resort inoperable for its prime occupancy period, or could curtail travel or otherwise affect the operating capability of the our properties.  It is anticipated that a majority of guests will visit company resorts from November through May, and unfavorable weather during this period could affect the willingness of guests to travel to our resorts.

Social And Political Instability. The Caribbean region provides varying degrees of political and social stability.  While we will seek to invest in or acquire properties in countries that historically have been politically and socially stable, events leading to political or social unrest may not be visible at the time of a property acquisition and could evolve on little or short notice. These events could adversely impact the value of our assets and operations.

Penny Stock Regulation. Our common stock is deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sells such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

Volatile Prices And Limited Volume For Our Common Stock. Historically, there has been a limited trading market for our common stock. The price of the common stock has been extremely volatile. Due to the low volume and volatility of our common stock, many brokerage firms may refrain or be prohibited from trading our common stock. This could have an adverse effect on sustaining any market for our common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

Item 7. Financial Statements.

The Consolidated Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers, their ages, and the positions they hold are set forth below. Our directors hold office until the next annual meeting of our stockholders and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

Name

Age

Position

Fred W. Jackson, Jr.

54

Chairman,

President and Chief

Executive Officer

James E. Bishop

51

Director

Mark C. Casolo

49

Director

________________________________________________________________________

Fred W. Jackson, Jr. Mr. Jackson was Chairman and CEO of the CCI-Delaware since its inception in January 2001, and has been our Chairman, President and CEO since November 18, 2002. From 1997 to the commencement of activities of the CCI-Delaware, Mr. Jackson was a consultant providing financial services to private and public companies.  Mr. Jackson has served as CFO and CEO of both private and publicly traded companies, and has extensive management, marketing and sales experience having achieved national recognition at both IBM and ITEL for his marketing ability and performance.

James E. Bishop. Mr. Bishop has been our director since November 18, 2002. He is the principal of WhiteStar Holdings, LLC and WhiteStar Properties LLC, a real estate brokerage firm specializing in the sale and development of real estate properties which he founded in 2000.  He also is the co-founder of Strategic Hospitality Advisors, LLC, an investment manager specializing in hospitality investments of pension funds and institutions.  Most recently, he was a consultant responsible for the project development, completion and operation of a 1,000 room resort and spa.  From October 1995 through April 2000, he served in various capacities, including as president and chief operating officer, of Janus Hotels and Resorts, Inc., a company publicly traded on NASDAQ Small Cap Market.

Mark C. Casolo. Mr. Casolo has been our director since November 18, 2002. He is the Senior Vice President of McGinn, Smith & Co., Inc., a NASD registered broker dealer. Mr. Casolo has been employed by McGinn Smith since 1991, acting initially as Vice President, and since 1996 as Senior Vice President.  Mr. Casolo is head of McGinn Smith’s investment banking and corporate finance activities. He also serves as Chief Operating Officer of Online Capital, Inc. a NASD registered broker dealer, and an entity majority owned by McGinn Smith.

Significant Employees of Our Subsidiary.

--------------------------------------

The following are significant employees of our wholly owned subsidiary, CCI Resort Development Corp. (“CCI-Delaware”).

Sumner A. Baye. Mr. Baye is the President of the CCI-Delaware. Mr. Baye has over 30 years in the hospitality industry experienced with all aspects of hotel and resort operations. He has held senior executive positions with Sheraton Hotels, American Express Travel Related Services and Rock Resorts (including their five-star properties in Puerto Rico, the British Virgin Islands and the US Virgin Islands). He also has provided consulting services to the industry, representing such prestige clients as Rockefeller Resorts which owns Virgin Gorda in British West Indies; Dorado Beach and Cerromar in Puerto Rico; Caneel Bay in St. John’s; and Mauna Kea, Hawaii, among others. His consulting business was ultimately acquired by American Express Company in 1982. From July 1988 to August 2002, he was the principal of another consulting company, which serviced all aspects of the hospitality industry, reaching several hundred million dollars of hospitality projects.

Anita Diamond Kelley. Ms. Kelley is Vice President of Marketing of CCI-Delaware. Ms. Kelley has in excess of 22 years of experience in membership sales in the private club industry.  From January 2000 to November 2002, Ms. Kelly was Director of Membership Sales for The Club at The Claremont, an exclusive club and resort destination located in Berkley, California. During her tenure, she was responsible for increasing the membership base to near capacity and increased annual revenues by in excess of two million dollars. From 1996 to 1999, she was Vice President of Membership Development-Florida Properties of American Golf Country Clubs, where she was instrumental in increasing initiation fee revenues by in excess of four million dollars at a Florida resort.

Item 10. Executive Compensation.

The compensation for all of our directors and officers, and officers of our subsidiary, for services rendered to the Company or our subsidiary for the fiscal years ended December 31, 2002 and 2001, respectively, are set forth in the table below.

SUMMARY COMPENSATION

Annual Compensation

Name and

Principal

Salary

Bonus

Other

Company Position

 Year

 ($)

 ($)

 ($)

----------------

-----

------

------

-------

Fred W. Jackson, Jr.

2002

$62,508

 -0-

 -0-

Chairman

2001

 -0-

 -0-

 -0-

And President

Mark C. Casolo

2002

 -0-

 -0-

 -0-

Director

2001

 -0-

 -0-

 -0-

James Bishop

2002

 -0-

 -0-

 -0-

Director

2001

 -0-

 -0-

 -0-

------------------

Name and

Principal

Salary

Bonus

Other

Subsidiary Position

Year

 ($)

 ($)

 ($)

------------------

----

------

------

-------

Sumner Baye

2002

$62,508

 -0-

 -0-

President

2001

 -0-

 -0-

 -0-

Anita Diamond Kelley

2002

$23,557

 -0-

 -0-

Vice President-

2001

 -0-

 -0-

 -0-

Marketing

The above salaries for 2002 are prorated for fiscal year 2002. The salaries for Messrs. Jackson and Baye commenced in August 2002. The salary for Ms. Diamond commenced in November 2002. The annual salary for each individual is discussed in Employment Agreements below.

Employment Agreements.

We do not have a written employment agreement with our existing officer, Mr. Fred W. Jackson, Jr. We, however, have agreed with Mr. Jackson to certain terms regarding the employment arrangement through fiscal 2003. Mr. Jackson’s annual salary for 2002 (prorated) and 2003 is $125,000. The parties have not agreed to compensation beyond 2003.

Effective August 2002, our subsidiary entered into an employment agreement with its President pursuant to which the officer will be paid an annual salary of $125,000. In addition, the officer is entitled to receive 100,000 shares of our common stock on an annual, earn out basis. The term of the agreement is three years, however either party may terminate the agreement with advance written notice one year after its effective date.

Effective November 2002, our subsidiary entered into a one year employment agreement with its Vice President of Business Development, pursuant to which the officer will be paid a monthly salary of $14,583 during an initial period of between three to six months. Thereafter, the monthly salary for the employee will be $8,333, and the officer will receive a sales incentive of six percent of the total annual membership sales. The officer also will be entitled to stock options under a stock option plan which we will establish in the future. She will receive 50 shares of our common stock for each membership sale effected through her efforts. The exercise price and other terms will be as set forth in the stock option plan.

Except as described herein, we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control. In the future, however, we expect to establish one or more stock option plans for our employees, officers, directors, and consultants.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies, as of April 5, 2003, the number and percentage of outstanding shares of our common stock owned by (i) each person known by us to own more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and our officers and directors as a group. The following information is based upon 10,719,411 shares of our common stock which are issued and outstanding as of the above date. Except as otherwise noted, the address for each person below is our address of 405 Park Avenue, 10th Floor, New York, New York 10022. As of April 5, 2003, 11,467,755 shares of our common stock were issued and outstanding.

Percentage of

Common Stock

Common Stock

Beneficially

Beneficially

Name

Owned(1)

Owned

Fred W. Jackson, Jr.(2)

3,544,170

33.1%

James E. Bishop(2)

     0

   0%

Mark C. Casolo(2)(3)

  956,580

 7.7%

McGinn, Smith & Co., Inc.(4)

  956,580

 7.7%

(officers and directors

5,190,750

36.2%

as a group – 3 persons)

_______________________________________________________________________________________

(1). “Beneficially owned" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). The amount excludes any stock options that may be granted to each such person in connection with a stock option plan to be established by the Company.

(3). The address of Mr. Casolo is 99 Pine Street, Albany New York 12007. Mr. Casolo is Senior Vice-President-Corporate Finance of McGinn, Smith & Co., Inc. The amount represents stock purchase warrants held by McGinn Smith to acquire 956,580 shares of common stock of the Company.

(4). The address of McGinn, Smith & Co., Inc. is 99 Pine Street, Albany New York 12007. The amount represents stock purchase warrants held by McGinn Smith to acquire 956,580 shares of common stock of the Company.

Item 12. Certain Relationships and Related Transactions.

In April 2001, we completed an initial pubic offering of our common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of common stock.

Effective November 18, 2002, we entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation (“CCI-Delaware”). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their shares for shares of our common stock on a 1 for 11.8139 ratio (rounded to whole shares). CCI-Delaware also purchased 50,000 shares of our common stock from two of our former officers for $130,000, which shares were subsequently cancelled. The majority of our shareholders approved the above transaction. As part of that transaction, our then officers and directors resigned and were replaced by our current officers and directors, and we changed our name to Caribbean Clubs International, Inc. Thereafter, CCI-Delaware changed its name to CCI Resort Development Corporation, and is a wholly owned subsidiary of the Company.

In connection with the share exchange transaction described above, we paid $30,000 and issued 170,000 shares of our common stock to a third party finder. In addition, we agreed to re-purchase from the finder 20,000 of the originally issued stock at a price per share of $2.50 if we do not include, on or before March 1, 2003, the 20,000 shares in a registration statement filed with the Securities and Exchange Commission. In addition, the finder was granted “piggyback” registration rights with respect to a portion of its remaining shares.

During November 2002, CCI-Delaware completed a private placement of its common stock pursuant to which it sold 411,000 shares and received $1,133,633 in net offering proceeds after deducting offering costs of $148,937. The 411,000 shares of common stock of CCI-Delaware were converted to 4,855,513 shares of our common stock upon completion of the stock exchange transaction described above. McGinn, Smith & Co., Inc. acted as the placement agent in the offering and received 10% of the gross proceeds as commissions. In addition, McGinn Smith received a common stock purchase warrant to acquire 1,646,580 shares of common stock of the Company. The term of the warrant is five years, and is exercisable at $0.001 per share. On March 19, 2003, McGinn Smith made a partial exercise of the common stock purchase warrant and acquired 690,000 shares of common stock of the Company. McGinn Smith also will act as the placement agent in connection with an offering related to the sale of our subordinated notes on best efforts basis. The offering is expected to commence in the second quarter of 2003. As consideration, McGinn Smith will receive sales commissions equal to 10%, and a common stock warrant to acquire 500,000 shares of our common stock. The exercise period of the warrant is five years from the date of issuance. The per share exercise price for the shares underlying the warrant is 50% of the closing bid price of the Company’s common stock as quoted the OTCBB on the termination of the offering. Upon acquisition of The Palmetto Beach Hotel, McGinn Smith will receive a finder’s fee of seven percent of purchase price. They also will receive a finder’s fee of five percent of the purchase price on any other resort property acquired by the Company that was introduced by McGinn Smith. McGinn Smith retains the right of first refusal for any of our subsequent offerings for a period of 24 months.

During 2001 and 2002, Fred W. Jackson, Jr., our Chairman, President and CEO, received 300,000 shares of common stock of CCI-Delaware. The shares were issued in exchange for $66,020 paid by Mr. Jackson and certain other considerations rendered in connection with the formation and development of CCI-Delaware. In connection with the share exchange, Mr. Jackson exchanged all of his CCI-Delaware common stock for 3,544,170 shares of our common stock.

PART IV

Item 13. Exhibits and reports on Form 8-K.

(a) Exhibits

EXHIBIT INDEX

3.1   Articles of Incorporation of Registrant. (Filed as as an exhibit to our SB-1 Registration Statement).

3 1 (ii) Articles of Share Exchange and Name Change dated November 14, 2002. (Filed as part of exhibit to our Form 8-K dated December 4, 2002).

3.2  By-Laws of Registrant. (Filed as an exhibit to our SB-1 Registration Statement).

10.1  Product Distribution Agreement. (Filed as an exhibit to our SB-1 Registration Statement).

10.2 Promotional Shares Lock-In Agreement. (Filed as an exhibit to our SB-1 Registration Statement).

10.3 Stock Exchange Agreement dated November 1, 2002 by and between Kinship Systems, Inc., and Caribbean Clubs International, Inc. and certain shareholders of Kinship Systems, Inc, and all of the shareholders of Caribbean Clubs International, Inc. (Filed as Exhibit 10.2 to our Form 8-K dated December 4, 2002).

(b). Reports on Form 8-K.

On December 4, 2002, the Company filed a report on Form 8-K to report Items 1 and Item 7.

Member of SECPS

#

(c) Financial Statements

FINANCIAL STATEMENTS INDEX

Report of Independent Certified Public Accountants

F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001

F-4

Consolidated Statements of Operations for

t he Year Ended

  December 31, 2002,

 for the Period from January 11, 2001 (Date of Inception)

   through December 31, 2001 , and for the Period J anuary 11, 2001 (Date of Inception) through December 31 ,

  2002

F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period

   from J anuary 11, 2001 (Date of Inception) through December 31, 2001 and for the Year Ended December

31, 2002

F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 200 2,

  for the period January 11, 2001 (Date of Inception) through

  December 31, 2001 and for the Period from

 J anuary 11, 2001 (Date of Inception)

   through December 31, 200 2

F-7

Notes to Consolidated Financial Statements

F-8

Member of SECPS

#

HANSEN, BARNETT & MAXWELL

(801) 532-2200

A Professional Corporation

Fax (801) 532-7944

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, Utah 84180

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders

Caribbean Clubs International, Inc.

We have audited the accompanying consolidated balance sheets of Caribbean Clubs International, Inc. and subsidiary (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2002 and for the period from January 11, 2001 (date of inception) through December 31, 2001 and for the period from January 11, 2001 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caribbean Clubs International, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from January 11, 2001 (date of inception) through December 31, 2001, and for the period from January 11, 2001 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

January 18, 2003

F-3

                                                                                                                                                                      Member of AICPA Division of Firms

Member of SECPS

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	2002	2001
ASSETS

Current Assets
Cash	$ 631,112	$ 1,110
Deposits	17,700	-
Total Current Assets	648,812	1,110

Total Assets	$ 648,812	$ 1,110

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$ 29,693	$ -
Total Current Liabilities	29,693	-

Stockholders' Equity
Common stock - no par value; 50,000,000 shares
authorized; 10,719,411 shares and 0 shares outstanding	1,220,061	2,200
Deficit accumulated during the development stage	(600,942)	(1,090)
Total Stockholders' Equity	619,119	1,110

Total Liabilities and Stockholders' Equity	$ 648,812	$ 1,110

F-4

The accompanying notes are an integral part of these financial statements.

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period	For the period
		January 11, 2001	January 11, 2001
		(Date of Inception)	(Date of Inception)
	For the Year Ended	through	through
	December 31, 2002	December 31, 2001	December 31, 2002
Revenue	$ -	$ -	$ -

General and administrative expenses	601,486	1,090	602,576

Loss from Operations	(601,486)	(1,090)	(602,576)

Interest income	1,634	-	1,634

Net Loss	$ (599,852)	$ (1,090)	$ (600,942)

Basic and Diluted Loss per Share	$ (0.12)	$ (0.00)	$ (0.19)

Weighted Average Number of Common
Shares Outstanding	4,857,262	1,341,112	3,126,084

F-5

The accompanying notes are an integral part of these financial statements.

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			During the	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity

Balance, January 11, 2001 (Date of
Inception)	-	$ -	$ -	$ -

Capital contribution by officer	-	2,200	-	2,200

Net loss for the period from
January 11, 2002 (date of inception)
through December 31, 2001	-	-	(1,090)	(1,090)

Balance, December 31, 2001	-	2,200	(1,090)	1,110

Shares issued for cash and services,
$0.02 per share	3,839,518	71,520	-	71,520

Shares issued for cash, $0.26 per share,
net of deferred offering costs of $148,937	4,855,517	1,133,633	-	1,133,633

Shares issued for services, $0.26 per share	531,626	140,400	-	140,400

Acquisition of Kinship Systems, Inc,
$(0.09) per share	1,492,750	(127,692)	-	(127,692)

Net loss	-	-	(599,852)	(599,852)

Balance, December 31, 2002	10,719,411	$ 1,220,061	$ (600,942)	$ 619,119

F-6

The accompanying notes are an integral part of these financial statements.

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		January 11, 2001	January 11, 2002
		(Date of Inception)	(Date of Inception)
	For the Year Ended	through	through
	December 31, 2002	December 31, 2001	December 31, 2002
Cash Flows From Operating Activities
Net loss	$ (599,852)	$ (1,090)	$ (600,942)
Adjustments to reconcile net loss to net cash
from operating activities
Issuance of common stock for services	145,900	-	145,900
Deposits	(17,700)	-	(17,700)
Accrued expenses	29,693	-	29,693

Net Cash Used in Operating Activities	(441,959)	(1,090)	(443,049)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,348,626	-	1,348,626
Cash paid for offering costs	(148,973)	-	(148,973)
Contribution of capital with no issuance of shares	-	2,200	2,200
Net fair value of assets and liabilities
acquired from Kinship	(127,692)	-	(127,692)

Net Cash Provided by Financing Activities	1,071,961	2,200	1,074,161

Net Increase in Cash and Cash Equivalents	630,002	1,110	631,112

Cash and Cash Equivalents, Beginning of Period	1,110	-	-

Cash and Cash Equivalents, End of Period	$ 631,112	$ 1,110	$ 631,112

F-7

The accompanying notes are an integral part of these financial statements.

#

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Nature of Business – The Company was incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc.  The name was subsequently changed as of March 2, 2000 to Kinship Systems, Inc. On May 4, 2000, Kinship entered into a product distribution agreement with ProSource Software to distribute a vehicle accident analysis and reconstruction software to municipalities. In April 2001, the Company completed an initial pubic offering of its common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of common stock.  Due to the events of September 11, the Company believed that municipalities became more focused on homeland security issues, and became less interested in a ProSource type software product. Existing management made a determination to terminate its efforts to sell the ProSource software, and, in the beginning of fiscal 2002, existing management pursued various potential merger, acquisition, or new business opportunities for the Company.

In this regard, effective November 18, 2002, the Company entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation (“CCI-Delaware”). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their shares for common stock of Kinship on a 1 for 11.8139 ratio (rounded to whole shares). The transaction was approved by the majority of shareholders of Kinship. As part of that transaction, the then officers and directors of Kinship resigned and were replaced by the Company’s current officers and directors, and Kinship Systems, Inc. changed its name to Caribbean Clubs International, Inc. On November 21, 2002, CCI-Delaware changed its name to CCI Resort Development Corporation, and is a wholly owned subsidiary of the Company. CCI-Delaware was incorporated in the State of Delaware on January 11, 2001.

CCI received approximately 86% of the voting rights in the combined entity; therefore, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” CCI was determined to be the acquiring entity. As a result, the effect of the Acquisition Agreement, for financial reporting purposes, was the reorganization of CCI at the historical cost of its assets and liabilities in a manner similar to a stock split. The accompanying financial statements reflect the operations of CCI for all periods presented and have been restated to reflect the common shares issued in the reorganization as though they had been issued on the dates capital was contributed to CCI.

Since Kinship was in the development stage at the date of the Acquisition Agreement and had not commenced planned principal operations, Kinship was not considered a business, in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, the 1,492,750 common shares that remained outstanding were accounted for as issued on November 18, 2002 in exchange for the assets and liabilities of Kinship and were recorded at the fair value of the assets and liabilities on November 18, 2002. At the date of acquisition, the estimated fair value of the assets acquired and liabilities assumed was as follows: $32,308 of cash and $160,000 of liabilities. The results of

Kinship’s operations have been included in the accompanying financial statements from November 18, 2002.

Consolidation – The accompanying consolidated financial statements include the accounts and transactions of CCI for all periods presented and the accounts and transactions of Kinship (now Caribbean Clubs International, Inc.) from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through December 31, 2002, the Company earned only nominal revenue and incurred a net loss of $592,275. The lack of operations and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company’s management intends to raise additional equity capital for operations and to begin acquiring and operating resort properties in the Caribbean. There is no assurance additional capital will be obtained.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2002 the Company had cash in excess of federally insured limits.

Deferred Offering Costs – The Company capitalizes direct costs associated with the acquisition of equity financing which are netted against the actual equity proceeds.

Income Taxes — The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Share — Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would increase income or decrease loss per common share. At December 31, 2002, there were 1,646,580 potentially issuable shares.

#

NOTE 2 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 common shares with no par value.

On June 30, 2002 and July 19, 2002, the Company issued a total of 3,839,518 common shares to the Company’s president and its attorney in consideration for $71,520 cash and services rendered in conjunction with the formation of the Company. These services were valued at the same price as the shares issued for cash ($0.02 per share).

From August to October 2002, the Company issued 4,855,517 common shares (post acquisition) in conjunction with a private placement for $1,133,633 net of offering costs of $148,937.

On October 29, 2002, the Company issued 531,626 common shares as compensation for services valued at $0.26 per share, which resulted in recognition of $140,400 in consulting fees.

The Company recorded the acquisition of Kinship by reflecting the 1,492,750 shares of Kinship common stock outstanding on November 18, 2002 at the fair value of the assets and liabilities of Kinship. The estimated fair value of the assets acquired and liabilities assumed was as follows: $32,308 of cash and $160,000 of liabilities. The liabilities of $160,000 represent a $30,000 finder’s fee and a payment of $130,000 owed to the founders of Kinship.

NOTE 3 – WARRANTS AND COMMITMENTS

In connection with the private placement of common stock from August to October 2002, the Company issued warrants to McGinn, Smith & Co., Inc., a registered broker dealer, to purchase 13% of the fully diluted common shares of the Company payable on a pro rata basis on the date of the closing (1,646,580 shares). The warrants have a five-year term and are exercisable at $0.01 per share.

On October 19, 2002, the Company entered into an agreement relating to a private placement of mortgage bonds to occur some time in 2003. Concurrent with the consummation of the offering, the Company agreed to issue to McGinn, Smith & Co., Inc. warrants to purchase 500,000 shares of common stock. The warrants have a five-year term and are exercisable at a 50% discount to the common share price on the date of the closing of the private placement.

In addition, the Company has agreed to pay a fee to McGinn Smith & Co., Inc., as a finder, of five to seven percent of the purchase price on any resort property acquired by the Company that was introduced by the finder.

As part of the reverse acquisition of Kinship, the Company agreed to re-purchase 20,000 of the originally issued stock at a price per share of $2.50 if the Company does not include, on or before March 1, 2003, the 20,000 shares in a registration statement filed with the Securities and Exchange Commission.

Effective August 2002, the Company’s subsidiary entered into a three year employment agreement with its president pursuant to which the officer will be paid an annual salary of $125,000. In addition, the officer is entitled to receive 100,000 shares of common stock on an annual, earn out basis. At December 31, 2002, the Company accrued four months of compensation to the officer in the amount of $8,667 pursuant to shares to be issued based upon the fair value of the Company’s common stock. The agreement may be terminated by either party with advance written notice one year after its effective date.

In November 2002, the Company’s subsidiary entered into a one year employment agreement with its Vice President of Business Development, pursuant to which the officer will be paid a monthly salary of $14,583 for the initial interim period. In addition, after the initial interim period her salary will be reduced to $8,333 per month with an annual sales incentive of six percent of the total membership sales. The interim period will be not less than three months and no more than six months.  The officer also will be entitled to stock options under the plan for an amount equal to 50 shares of the Company’s common stock for each membership sale effected through her efforts. The exercise price and other terms will be as set forth in a stock option plan to be determined by the Company.

NOTE 4 – OPERATING LEASE

In November 2002, the Company entered into a five-year operating lease for office space. The lease was effective December 1, 2002. Under terms of the lease, the Company will pay $5,300 per month through May 2008. The Company incurred rent expense of $80,989 during the year ended December 31, 2002. The future minimum payments under this lease as of December 31, 2002 are as follows:

Year Ending

December 31,

2003

$

58,300

2004

63,600

2005

63,600

2006

63,600

Thereafter

84,800

$

206,700

NOTE 5 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation.  As of December 31, 2002, the Company had net operating loss carry forwards for federal income tax reporting purposes of $562,587 which, if unused, will expire in 2022. Principal temporary differences relate to net operating loss carry forwards. The net deferred tax asset consists of the following at December 31, 2002 and 2001:

December 31,

December 31,

2002

2001

Deferred tax asset – operating loss carryforwards

$

220,893

$

407

Valuation allowance

(220,893)

(407)

Total Deferred Income Tax Assets

$

—

$

—

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

December 31,

December 31,

2002

2001

Tax at federal statutory rate (34%)

$

(200,996)

$

(371)

State benefit, net of federal tax

(19,490)

(36)

Change in valuation allowance

220,486

407

Provision for Income Taxes

$

—

$

—

#

Item 14. Controls and Procedures.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Caribbean Clubs International, Inc.

/s/Fred W. Jackson, Jr.                      April 14, 2003

Fred W. Jackson, Jr.                           Date

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Fred W. Jackson, Jr.                         April 14, 2003

Fred W. Jackson, Jr.                            Date

Director

/s/Mark C. Casolo                               April 14, 2003

Mark C. Casolo                                   Date

Director

/s/ James E. Bishop                             April 14, 2003

James E. Bishop                                  Date

Director

#

CERTIFICATION

I, Fred W. Jackson, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Caribbean Clubs International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Fred W. Jackson, Jr.

Fred W. Jackson, Jr.

President,

Chief Executive Officer,

And Chief Financial Officer

#