Form 10QSB
period 2003-03-31
CARIBBEAN CLUBS INTERNATIONAL INC
filed 2003-05-19
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _______ to           .

Commission File Number 333-40954

CARIBBEAN CLUBS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

     Utah

   87-0648148

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

405 Park Avenue, 10th Floor,

New York, New York     10022

(Address of principal executive officers)

(212) 421-1400

(Registrant’s telephone number, including area code)

Kinship Systems, Inc.

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

#

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of shares issued and outstanding of our common stock, no par value, as of March 31, 2003 was 10,719,411.

INDEX

Caribbean Clubs International, Inc.

For The Quarter Ending March 31, 2003

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2003 and

  December 31, 2002

5

Condensed Consolidated Statements of Operations (Unaudited ) for the Three Months

  Ended March 31, 2003 and 2002, and for the Period from January 11, 2001 (Date of Inception) through March 31, 2003

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months

  Ended March 31, 2003 and 2002 for the Period from January 11, 2001

 (Date of Inception) through March 31, 2003

7

Notes to Condensed Consolidated Financial Statements (Unaudited)

8

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

Item

3.

Controls and Procedures.

13

Part II.  Other Information

Item

1.

Legal Proceedings

14

Item

2.

Changes in Securities and Use of Proceeds

14

Item

4.

Submission of Matters to a Vote of Security Holders

14

Item

5.

Other Matters

14

Item

6.

Exhibits and Reports on Form 8-K

14

Signatures

14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Part I – Financial Information

Item I.  Financial Statements:

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS

Current Assets
Cash	$ 12,590	$ 631,112
Interest receivable	3,308	-
Employee advance	11,250	-
Deposits	17,700	17,700
Total Current Assets	44,848	648,812

Note Receivable	370,000	-

Total Assets	$ 414,848	$ 648,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 34,387	$ 12,754
Accrued expenses	15,167	16,939
Total Current Liabilities	49,554	29,693

Stockholders' Equity
Common stock - no par value; 50,000,000 shares
authorized; 10,719,411 shares and 10,719,411 shares outstanding	1,220,061	1,220,061
Deficit accumulated during the development stage	(854,767)	(600,942)
Total Stockholders' Equity	365,294	619,119

Total Liabilities and Stockholders' Equity	$ 414,848	$ 648,812

See accompanying notes to unaudited condensed consolidated financial statements.

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited

			For the period
			January 11, 2001
	For the Three	For the Three	(Date of Inception)
	Months Ended	Months Ended	through
	March 31, 2003	March 31, 2002	March 31, 2003
Revenue	$ -	$ -	$ -

General and administrative expenses	262,503	14,399	865,079

Loss from Operations	(262,503)	(14,399)	(865,079)

Interest income	8,678	-	10,312

Net Loss	$ (253,825)	$ (14,399)	$ (854,767)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)

Weighted Average Number of Common
Shares Outstanding	10,719,411	1,619,972

See accompanying notes to unaudited condensed consolidated financial statements.

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period
			January 11, 2002
	For the Three	For the Three	(Date of Inception)
	Months Ended	Months Ended	through
	March 31, 2003	March 31, 2002	March 31, 2003
Cash Flows From Operating Activities
Net loss	$ (253,825)	$ (14,399)	$ (854,767)
Adjustments to reconcile net loss to net cash
from operating activities
Issuance of common stock for services	-	-	145,900
Interest receivable	(3,308)	-	(3,308)
Employee advance	(11,250)	-	(11,250)
Deposits	-	-	(17,700)
Accounts payable	21,633	-	34,387
Accrued expenses	(1,772)	-	15,167

Net Cash Used in Operating Activities	(248,522)	(14,399)	(691,571)

Cash Flows from Investing Activities
Issuance of note receivable	(400,000)	-	(400,000)
Payments received on note receivable	30,000	-	30,000

Net Cash Used in Investing Activities	(370,000)	-	(370,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	15,000	1,348,626
Cash paid for offering costs	-	-	(148,993)
Contribution of capital with no issuance of shares	-	-	2,220
Net fair value of assets and liabilities
acquired from Kinship	-	-	(127,692)

Net Cash Provided by Financing Activities	-	15,000	1,074,161

Net Change in Cash and Cash Equivalents	(618,522)	601	12,590

Cash and Cash Equivalents, Beginning of Period	631,112	1,110	-

Cash and Cash Equivalents, End of Period	$ 12,590	$ 1,711	$ 12,590

See accompanying notes to unaudited condensed consolidated financial statements.

#

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Condensed Financial Statements – The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through March 31, 2003, the Company earned only nominal revenue and incurred a net loss of $854,767. The lack of revenue and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company’s management intends to raise additional equity capital for operations and to begin acquiring and operating resort properties in the Caribbean. There is no assurance additional capital will be obtained.

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

NOTE 2 – NOTE RECEIVABLE

On January 2, 2003, the Company loaned $400,000 to McGinn, Smith & Co., Inc., a registered broker dealer. The note bears interest at 10 percent and is due in full in December 2004.

NOTE 3 – RELATED PARTY TRANSACTION

During the three months ended March 31, 2003, the Company advanced its officer $11,250. The advance is due on demand and bears no interest.

NOTE 4 – COMMITMENT

Effective August 2002, the Company entered into a three year employment agreement with its president pursuant to which the officer will be paid an annual salary of $125,000. In addition, the officer is entitled to receive 100,000 shares of common stock on an annual, earn out basis. The agreement may be terminated by either party with advance written notice one year after its effective date. At March 31, 2003, the Company accrued seven months of compensation to the officer in the amount of $15,167 pursuant to shares to be issued based upon the fair value of the Company’s common stock.

#

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the our consolidated accounts for the periods indicated.

Results of Operations.

---------------------

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Registration Statement.

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

We will be required to raise additional funds in order to acquire our initial resort properties. Our cash requirements for the next 12 months are estimated to be $5,000,000. Of this amount, we have allocated approximately $4,300,000 for cash portion to acquire two resorts, $250,000 for membership and resort marketing, and the balance for our working capital needs. We expect to acquire resort properties through a combination of cash and seller financing. Membership and resort marketing includes the initiation of our membership sales campaign and salary to the vice president of marketing of our subsidiary. Working capital costs include salaries payable to existing personnel, office overhead for our New York office, and projected professional fees. Presently, other than vice president of marketing of our subsidiary, we employ our president and the president of our subsidiary. We expect to acquire resort properties through a combination of cash and debt payable to the seller. The debt will be paid during a period of time under terms negotiated by the parties. The amount of seller financing will bear annual interest of rates between 8 to 12% and will be secured by the resort property.  Presently, we are negotiating the acquisition terms of two properties, however, formal agreements have not been entered into by the respective parties.

We are seeking to raise funds that will meet our cash requirements described above. We have entered into an agreement with a broker-dealer to raise the stated capital on a best efforts basis through the sale of subordinated notes. We expect to commence the offering during the second quarter of 2003. We cannot predict whether the offering will be successful in raising the required capital. If we are unsuccessful in this regard, we may not be able to complete our plan of operations as discussed above.

For each property acquired, we expect to retain existing employees of the predecessor owner. We intend to acquire boutique-style resorts generally having less than 50 rooms. Consequently, the staff at each resort will be limited, ranging from 25 to 75 employees. We also expect to contract with independent hotel operators or management companies to conduct the day to day operations, which will include managing our on-site staff. We have conducted discussions with a number of entities available to operate our acquired resorts, and expect to be able to enter into arrangement with such entities upon resort acquisition. In the industry, operators are typically compensated by receiving 3% to 4% of gross revenues and 8% to 10% of net revenues, of the managed resort. We expect these rates to apply to our properties.

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

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2002. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 3. CONTROLS AND PROCEDURES.

(a)

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)

Changes in internal controls. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Part II – Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

99.1

Certification under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   Caribbean Clubs International, Inc.

Date: May 19, 2003

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Financial Officer

#

CERTIFICATION

I, Fred W. Jackson, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Caribbean Clubs International, Inc.;

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

Date: May 19, 2003

/s/ Fred W. Jackson, Jr.
Fred W. Jackson, Jr.

President and

Chief Financial Officer

#