Form 10QSB/A
period 2003-03-31
CARIBBEAN CLUBS INTERNATIONAL INC
filed 2003-08-08
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

CCI-Delaware received approximately 86% of the voting rights in the combined entity; therefore, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” CCI-Delaware was determined to be the acquiring entity. As a result, the effect of the Acquisition Agreement, for financial reporting purposes, was the reorganization of CCI-Delaware at the historical cost of its assets and liabilities in a manner similar to a stock split. The accompanying financial statements reflect the operations of CCI-Delaware for all periods presented and have been restated to reflect the common shares issued in the reorganization as though they had been issued on the dates capital was contributed to CCI-Delaware.

Since Kinship was in the development stage at the date of the Acquisition Agreement and had not commenced planned principal operations, Kinship was not considered a business, in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, the 1,492,750 common shares that remained outstanding were accounted for as issued on November 18, 2002 in exchange for the assets and liabilities of Kinship and were recorded at the fair value of the assets and liabilities on November 18, 2002. At the date of acquisition, the estimated fair value of the assets acquired was $32,308, consisting of cash. In addition, CCI-Delaware incurred $160,000 of liabilities in connection with the transaction.

Consolidation – The accompanying consolidated financial statements include the accounts and transactions of CCI-Delaware for all periods presented and the accounts and transactions of Kinship (now Caribbean Clubs International, Inc.) from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – NOTE RECEIVABLE

On January 2, 2003, the Company made an investment by purchasing a short tem corporate note with a face value of $400,000. The note bears interest at 10 percent and is due in full in December 2004.

NOTE 3 – RELATED PARTY TRANSACTION

During the three months ended March 31, 2003, the Company advanced its officer $11,250. The advance is due on demand and bears no interest.

#

Item 2. Management's Discussion and Analysis.

Results of Operations.

---------------------

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Overview.

--------

We were incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc.  We changed our name to Kinship Systems, Inc on March 2, 2000.

On May 4, 2000, we entered into a product distribution agreement to distribute a vehicle accident analysis and reconstruction software to municipalities. In April 2001, we completed an initial public offering of our common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of our common stock.  Due to the events of September 11, existing management believed that municipalities became more focused on homeland security issues, and became less interested in an accident reconstruction software product. During the first quarter of 2002, existing management decided to terminate our efforts to sell the software product, and, pursued various potential merger, acquisition, or new business opportunities.

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

We will be required to raise additional funds in order to acquire our initial resort properties. Our cash requirements for the next 12 months are estimated to be $5,000,000. Of this amount, we have allocated approximately $4,300,000 as the cash portion to acquire two resorts, $250,000 for membership and resort marketing, and the balance for our working capital needs. We expect to acquire resort properties through a combination of cash and seller financing. Membership and resort marketing includes the initiation of our membership sales campaign and salary to the vice president of marketing of our subsidiary. Working capital costs include salaries payable to existing personnel, office overhead for our New York office, and projected professional fees. Presently, other than vice president of marketing of our subsidiary, we employ our president and the president of our subsidiary. We expect to acquire resort properties through a combination of cash and debt payable to the seller. The debt will be paid during a period of time under terms negotiated by the parties. The amount of seller financing will bear annual interest of rates between 8 to 12% and will be secured by the resort property.  Presently, we are negotiating the acquisition terms of two properties, however, formal agreements have not been entered into by the respective parties.

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

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB/A includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-QSB/A regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2002. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB/A are expressly qualified in their entirety by the referenced Cautionary Statements.

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

REGISTRANT:   Caribbean Clubs International, Inc.

Date: August 8, 2003

By:

/s/Fred W. Jackson, Jr.

Fred W. Jackson, Jr.

President and Chief Financial Officer

#

CERTIFICATION

I, Fred W. Jackson, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Caribbean Clubs International, Inc.;

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

Date: August 8, 2003

/s/ Fred W. Jackson, Jr.
Fred W. Jackson, Jr.

President and

Chief Financial Officer

#