Form 10QSB
period 2003-05-30
CCI GROUP INC
filed 2003-09-24
CIK 1117034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED        June 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD From _______ to           .

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

                                 (212) 421-1400
                                 --------------
              (Registrant's telephone number, including area code)

                              Kinship Systems, Inc.
                              ---------------------
   (Former name, former address and former fiscal year, if changed since last report)

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



                                       1


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares issued and outstanding of our common stock, no par value, as of June 30, 2003 was 11,319,411.



                                     INDEX

                       Caribbean Clubs International, Inc.
                       For The Period Ending June 30, 2003

Part I.  Financial Information

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2003
      and December 31, 2002                                               3

     Condensed Consolidated Statements of Operations (Unaudited )
      for the Three Months And Six Months ended June 30, 2003 and 2002, and for the Period from January 11, 2001 (Date of Inception)
      through June 30, 2003                                               4

     Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the Six Months Ended June 30, 2003 and 2002 for the Period from
      January 11, 2001 (Date of Inception) through June 30, 2003          5

     Notes to Condensed Consolidated Financial Statements (Unaudited)     6


     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11

     Item 3.   Controls and Procedures.                                   13

Part II.  Other Information

          Item 1.   Legal Proceedings                                     14

          Item 2.   Changes in Securities and Use of Proceeds             14

          Item 4.   Submission of Matters to a Vote of Security Holders   14

          Item 5.   Other Matters                                         14

          Item 6.   Exhibits and Reports on Form 8-K                      14

Signatures                                                                14

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.



                         Part I - Financial Information

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.


CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                    June 30,        December 31,
                                                                      2003              2002
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                              $  134,484       $    631,112
 Interest receivable                                                    1,000                  -
 Employee advance                                                      11,250                  -
 Deposits                                                              17,700             17,700
-------------------------------------------------------------------------------------------------
  Total Current Assets                                                164,434            648,812
-------------------------------------------------------------------------------------------------

Note Receivable                                                        60,000                  -
-------------------------------------------------------------------------------------------------

Total Assets                                                       $  224,434       $    648,812
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                  $   31,381       $     12,754
 Accrued expenses                                                      21,667             16,939
-------------------------------------------------------------------------------------------------
  Total Current Liabilities                                            53,048             29,693
-------------------------------------------------------------------------------------------------

Stockholders' Equity
 Common stock - no par value; 50,000,000 shares
  authorized; 11,319,411 shares and 10,719,411 shares outstanding   1,220,661          1,220,061
 Stock subscription receivable                                           (600)                 -
 Deficit accumulated during the development stage                  (1,048,675)          (600,942)
-------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                          171,386            619,119
-------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                         $  224,434       $    648,812
=================================================================================================


                See accompanying notes to unaudited condensed
                       consolidated financial statements.

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                For the period
                                                                                               January 11, 2001
                                                                                                   (Date of
                                        For the Three For the Three   For the Six   For the Six   Inception)
                                         Months Ended  Months Ended  Months Ended  Months Ended    through
                                        June 30, 2003 June 30, 2002 June 30, 2003 June 30, 2002 June 30, 2003
--------------------------------------------------------------------------------------------------------------
Revenue                                  $         -   $        -    $        -    $        -    $         -
--------------------------------------------------------------------------------------------------------------

General and administrative expenses          196,898       14,399       459,401        49,990      1,061,977
--------------------------------------------------------------------------------------------------------------

Loss from Operations                        (196,898)     (14,399)     (459,401)      (49,990)    (1,061,977)

Interest income                                2,990            -        11,668             -         13,302
--------------------------------------------------------------------------------------------------------------

Net Loss                                 $  (193,908)  $  (14,399)   $ (447,733)   $  (49,990)   $(1,048,675)
==============================================================================================================

Basic and Diluted Loss per Share         $     (0.02)  $    (0.01)   $    (0.04)   $    (0.04)
==============================================================================================================

Weighted Average Number of Common
Shares Outstanding                        10,719,411    1,372,750    10,719,411     1,372,750
==============================================================================================================


                See accompanying notes to unaudited condensed
                       consolidated financial statements.

CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                                January 11, 2002
                                                                   For the Six    For the Six  (Date of Inception)
                                                                  Months Ended   Months Ended         through
                                                                 June 30, 2003  June 30, 2002      June 30, 2003
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                                         $ (447,733)     $  (49,990)      $ (1,048,675)
 Adjustments to reconcile net loss to net cash
  from operating activities
   Issuance of common stock for services                                    -              -            145,900
   Interest receivable                                                 (1,000)             -             (1,000)
   Employee advance                                                   (11,250)             -            (11,250)
   Deposits                                                                 -         (8,300)           (17,700)
   Accounts payable                                                    18,627              -             31,381
   Accrued expenses                                                     4,728              -             21,667
----------------------------------------------------------------------------------------------------------------
   Net Cash Used in Operating Activities                             (436,628)       (58,290)          (879,677)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Issuance of note receivable                                         (400,000)             -           (400,000)
 Payments received on note receivable                                 340,000              -            340,000
----------------------------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                              (60,000)             -            (60,000)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                                     -         15,000          1,348,626
 Cash paid for offering costs                                               -              -           (148,993)
 Contribution of capital with no issuance of shares                         -         50,000              2,220
 Net fair value of assets and liabilities
  acquired from Kinship                                                     -              -           (127,692)
----------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities                                -         65,000          1,074,161
----------------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                              (496,628)         6,710            134,484

Cash and Cash Equivalents, Beginning of Period                        631,112          1,110                  -
----------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                          $   134,484     $    7,820       $    134,484
================================================================================================================



Supplemental Noncash Transactions:
On June 30, 2003, the Company issued 600,000 shares of stock in exchange for a stock subscription receivable for $600.



                See accompanying notes to unaudited condensed
                       consolidated financial statements.

             CARIBBEAN CLUBS INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Condensed Financial Statements - The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Organization and Nature of Business - The Company was incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc. The name was subsequently changed as of March 2, 2000 to Kinship Systems, Inc. On May 4, 2000, Kinship entered into a product distribution agreement with ProSource Software to distribute a vehicle accident analysis and reconstruction software to municipalities. In April 2001, the Company completed an initial pubic offering of its common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of common stock. Due to the events of September 11, 2001, the Company believed that municipalities became more focused on homeland security issues, and became less interested in a ProSource type software product. Existing management made a determination to terminate its efforts to sell the ProSource software, and, in the beginning of fiscal 2002, existing management pursued various potential merger, acquisition, or new business opportunities for the Company.

In this regard, effective November 18, 2002, the Company entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation ("CCI-Delaware"). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their shares for common stock of Kinship on a 1 for
11.8139 ratio (rounded to whole shares). The transaction was approved by the majority of shareholders of Kinship. As part of that transaction, the then officers and directors of Kinship resigned and were replaced by the Company's current officers and directors, and Kinship Systems, Inc. changed its name to Caribbean Clubs International, Inc. On November 21, 2002, CCI-Delaware changed its name to CCI Resort Development Corporation, and is a wholly owned subsidiary of the Company. CCI-Delaware was incorporated in the State of Delaware on January 11, 2001.

CCI-Delaware received approximately 86% of the voting rights in the combined entity; therefore, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," CCI-Delaware was determined to be the acquiring entity. As a result, the effect of the Acquisition Agreement, for financial reporting purposes, was the reorganization of CCI-Delaware at the historical cost of its assets and liabilities in a manner similar to a stock split. The accompanying financial statements reflect the operations of CCI-Delaware for all periods presented and have been restated to reflect the common shares issued in the reorganization as though they had been issued on the dates capital was contributed to CCI-Delaware.


Since Kinship was in the development stage at the date of the Acquisition Agreement and had not commenced planned principal operations, Kinship was not considered a business, in accordance with EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." Accordingly, the 1,492,750 common shares that remained outstanding were accounted for as issued on November 18, 2002 in exchange for the assets and liabilities of Kinship and were recorded at the fair value of the assets and liabilities on November 18, 2002. At the date of acquisition, the estimated fair value of the assets acquired was $32,308 of cash. In addition, CCI-Delaware incurred $160,000 of liabilities in connection with the transaction. The results of Kinship's operations have been included in the accompanying financial statements from November 18, 2002.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of CCI-Delaware for all periods presented and the accounts and transactions of Kinship (now Caribbean Clubs International, Inc.) from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through June 30, 2003, the Company earned only nominal revenue and incurred a net loss of $1,048,675. The lack of revenue and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company's management intends to raise additional equity capital for operations and to begin acquiring and operating resort properties in the Caribbean. There is no assurance additional capital will be obtained.

Cash and Cash Equivalents - Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Deferred Offering Costs - The Company capitalizes direct costs associated with the acquisition of equity financing which are netted against the actual equity proceeds.

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


Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would increase income or decrease loss per common share. At June 30, 2003, there were 1,046,580 potentially issuable shares.

NOTE 2 - NOTE RECEIVABLE

On January 2, 2003, the Company made an investment by purchasing a short tem corporate note with a face value of $400,000. The note bears interest at 10 percent and is due in full in December 2004. The amount remaining on the note at June 30, 2003 was $60,000.

NOTE 3 - ISSUANCE OF STOCK

On June 30, 2003, McGinn, Smith & Co., Inc. exercised its right to purchase the Company's stock at $0.001 per share and purchased 600,000 shares of stock for $600. A stock subscription receivable reflects the amount owing for the shares at June 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTION

During the six months ended June 30, 2003, the Company advanced its officer $11,250. The advance is due on demand and bears no interest.






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

Plan Of Operations.
------------------

We are a development stage corporation, and intend to develop a network of boutique style resort hotels located in the Caribbean. We may acquire an equity or a leasehold interest in a resort property. In most instances, we expect to manage properties acquired, and we also may seek to manage other resort properties pursuant to management agreement wherein we may not maintain an equity or leasehold interest. Our ability to manage resort properties will be dependent upon hiring personnel experienced in resort operations. We have conducted discussions with a resort management team, however, a formal agreement has not been consummated as this time. Once a property has been acquired or is under management, we expect to solicit and sell our membership plan to these properties. We can not project when we will be able to start realizing revenues from sales of our membership plan, nor can we project the amount of such revenues from such membership sales, if any.

Our operations to date have included conducting due diligence of a number of resort properties, negotiating the acquisition or leasehold terms of selected properties, hiring personnel of our subsidiary to facilitate the sale of memberships and resort marketing. We expect to acquire an equity or leasehold interest in our first resort property during 2003.

We will be required to raise additional funds in order to acquire our initial resort properties. Our cash requirements for the next 12 months are estimated to be $5,000,000. Of this amount, we have allocated approximately $4,200,000 as the cash portion to acquire two resorts, $250,000 for membership and resort marketing, and the balance for our working capital needs. As stated above, we may acquire equity or leasehold interests in resort properties. Equity interests may be complete or partial ownership. If we acquire complete equity ownership in a property, we expect to acquire such property through a combination of cash and seller financing. The amount financed will be paid over time under terms negotiated by the parties. The amount financed is expected to be subject to annual interest of rates of between 8 to 12%, which amount will be secured by the resort property. Presently, we are negotiating the acquisition terms of two properties, however, the respective parties have not entered into formal agreements. The amount allocated for membership and resort marketing includes the initiation of our membership sales campaign and salary to the vice president of marketing of our subsidiary. The amount allocated for working capital includes salaries payable to existing personnel, projected salaries to personnel to manage resort properties, office overhead for our New York office, and projected professional fees. Presently, other than the vice president of marketing of our subsidiary (included in the membership and resort marketing allocation), we employ our president and the president of our subsidiary.

We are seeking to raise funds that will meet our cash requirements described above. We have entered into an agreement with a broker-dealer to raise the stated capital on a best efforts basis through the sale of subordinated notes. We expect to commence the offering during the third quarter of 2003. We cannot predict whether the offering will be successful in raising the required capital. If we are unsuccessful in this regard, we may not be able to complete our plan of operations as discussed above.

For each property acquired, we expect to retain existing employees of the predecessor owner or landlord. We intend to acquire boutique-style resorts generally having less than 50 rooms. Consequently, the staff at each resort will be limited, ranging from 25 to 75 employees. It is conceivable that with respect to a specific property, we may elect not to manage the property, and instead, we may seek to contract with independent hotel operators or management companies to conduct the day to day operations, which would include managing our on-site staff. Based upon discussions we have had with a number of entities, we believe independent hotel operators or management companies are available to operate such resorts, if necessary. In the industry, hotel operators are typically compensated by receiving 3% to 4% of gross revenues and 8% to 10% of net revenues, of the managed resort. We would expect these rates to apply to our properties, if we enter into such an arrangement.

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


Disclosure Regarding Forward Looking and Cautionary Statements.
--------------------------------------------------------------

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2002. Readers are urged to refer to the section entitled "Cautionary Statements" and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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


