Form 10QSB
period 2003-09-30
CCI GROUP INC
filed 2003-11-19
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _______ to           .

Commission File Number 333-40954

CCI GROUP, INC.

(Exact name of registrant as specified in its charter)

     Utah

   87-0648148

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

405 Park Avenue, 10th Floor,

New York, New York     10022

(Address of principal executive officers)

(212) 421-1400

(Registrant’s telephone number, including area code)

Caribbean Clubs International, Inc.

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

The number of shares issued and outstanding of our common stock, no par value, as of September 30, 2003 was 9,473,649.

INDEX

CCI Group, Inc.

For The Quarter Ending September 30, 2003

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2003 and

  December 31, 2002

3

Condensed Consolidated Statements of Operations (Unaudited ) for the Three Months

  And Nine Months ended September 30, 2003 and 2002, and for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2003

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

  Nine Months Ended September 30, 2003 and 2002 for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2003

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS

Current Assets
Cash	$ 33,550	$ 631,112
Note receivable – employee	8,400	-
Deposits	17,700	17,700
Total Current Assets	59,650	648,812

Property and Equipment	3,000,000	-

Other Assets
Deferred financing costs, net of accumulated amortization of $645	38,048	-
Land lease rights	2,000,000	-
Total Other Assets	2,038,048	-

Total Assets	$ 5,097,698	$ 648,812

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 41,467	$ 12,754
Commission payable	6,500	-
Accrued salaries and related expenses	-	16,939
Current portion of lease payable	178,690	-
Accrued interest	5,054	-
Total Current Liabilities	231,711	29,693

Noncurrent Liabilities
Notes payable, net of amortized discount of $168,546	397,454	-
Lease payable, net of current portion	4,321,310	-
Total Noncurrent Liabilities	4,718,764	-

Stockholders' Equity
Common stock - no par value; 50,000,000 shares
authorized; 9,473,649 shares and 10,719,411 shares outstanding	1,403,514	1,220,061
Stock subscription receivable	(690)	-
Deficit accumulated during the development stage	(1,255,601)	(600,942)
Total Stockholders' Equity	147,223	619,119

Total Liabilities and Stockholders' Equity	$ 5,097,698	$ 648,812

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period
					January 11, 2001
	For the Three	For the Three	For the Nine	For the Nine	(Date of Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses	196,617	58,499	656,018	108,489	1,258,594

Loss from Operations	(196,617)	(58,499)	(656,018)	(108,489)	(1,258,594)

Interest expense	(10,857)	-	(10,857)	-	(10,857)
Interest income	548	20	12,216	20	13,850

Net Loss	$ (206,926)	$ (58,479)	$ (654,659)	$ (108,469)	$ (1,255,601)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)	$ (0.06)	$ (0.04)

Weighted Average Number of Common
Shares Outstanding	11,273,304	5,151,272	10,906,071	2,646,098

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period
			January 11, 2002
	For the Nine	For the Nine	(Date of Inception)
	Months Ended	Months Ended	through
	September 30, 2003	September 30, 2002	September 30, 2003
Cash Flows From Operating Activities
Net loss	$ (654,659)	$ (108,469)	$ (1,255,601)
Adjustments to reconcile net loss to net cash
from operating activities
Issuance of common stock for services	28,167	5,500	174,067
Amortization of deferred offering costs and
discount on notes payable	3,502	-	3,502
Employee advance	(8,400)	-	(8,400)
Deposits	-	(8,300)	(17,700)
Accounts payable	28,713	-	41,467
Accrued expenses	(16,939)	-	-
Interest payable	5,054	-	5,054

Net Cash Used in Operating Activities	(614,562)	(111,269)	(1,057,611)

Cash Flows from Investing Activities
Cash paid for property and equipment	(500,000)	-	(500,000)
Issuance of note receivable	(400,000)	-	(400,000)
Payments received on note receivable	400,000	-	400,000

Net Cash Used in Investing Activities	(500,000)	-	(500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	566,000	-	566,000
Proceeds from issuance of common stock	-	810,062	1,348,626
Cash paid for offering and financing costs	(49,000)	-	(197,993)
Contribution of capital with no issuance of shares	-	50,000	2,220
Net fair value of assets and liabilities
acquired from Kinship	-	-	(127,692)

Net Cash Provided by Financing Activities	517,000	860,062	1,591,161

Net Change in Cash and Cash Equivalents	(597,562)	748,793	33,550

Cash and Cash Equivalents, Beginning of Period	631,112	1,110	-

Cash and Cash Equivalents, End of Period	$ 33,550	$ 749,903	$ 33,550

Supplemental Noncash Transactions:

On June 30, 2003, the Company issued 690,000 shares of stock in exchange for a stock subscription receivable for $690.

On September 18, 2003, the Company acquired assets totaling $4,500,000 through a capital lease.

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

In this regard, effective November 18, 2002, the Company entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation (“CCI-Delaware”). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their shares for common stock of Kinship on a 1 for 11.8139 ratio (rounded to whole shares). The transaction was approved by the majority of shareholders of Kinship. As part of that transaction, the then officers and directors of Kinship resigned and were replaced by the Company’s current officers and directors, and Kinship Systems, Inc. changed its name to Caribbean Clubs International, Inc. On November 21, 2002, CCI-Delaware changed its name to CCI Resort Development Corporation, and is a wholly owned subsidiary of the Company. CCI-Delaware was incorporated in the State of Delaware on January 11, 2001. On August 29, 2003, the Company changed its name from Caribbean Clubs International, Inc. to CCI Group, Inc.

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

Since Kinship was in the development stage at the date of the Acquisition Agreement and had not commenced planned principal operations, Kinship was not considered a business, in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, the 1,492,750 common shares that remained outstanding were accounted for as issued on November 18, 2002 in exchange for the assets and liabilities of Kinship and were recorded at the fair value of the assets and liabilities on November 18, 2002. At the date of acquisition, the estimated fair value of the assets acquired and liabilities assumed were as follows: $32,308 of cash and $160,000 of liabilities. The results of Kinship’s operations have been included in the accompanying financial statements from November 18, 2002.

Consolidation – The accompanying consolidated financial statements include the accounts and transactions of CCI for all periods presented and the accounts and transactions of Kinship (now CCI Group, Inc.) from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through September 30, 2003, the Company earned only nominal revenue and incurred a net loss of $1,255,601. The lack of revenue and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company’s management is in the process of acquiring operating funds through the issuance of notes payable. In September 2003, the Company acquired a resort property in the Caribbean, and intends to begin operations at that resort before the end of 2003. There is no assurance that capital, in addition to what has already been received, will be obtained.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash.

Deferred Offering and Financing Costs – The Company capitalizes direct costs associated with the acquisition of debt financing. These costs are amortized over the life of the related debt as additional interest expense. If the underlying debt is repaid or extinguished prior to the scheduled maturity, the costs are removed from the accounts and considered in the determination of the gain or loss from extinguishment. The Company also capitalizes direct costs associated with the acquisition of equity financing which are netted against the actual equity proceeds.

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

Basic and Diluted Loss Per Share — Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would increase income or decrease loss per common share. At September 30, 2003, there were 1,126,380 potentially issuable shares.

NOTE 2 – NOTE RECEIVABLE

On January 2, 2003, the Company made an investment by purchasing a short-term corporate note with a face value of $400,000. The note bears interest at 10 percent and is due in full in December 2004. The balance of the note at September 30, 2003 was $0.

NOTE 3 – ISSUANCE AND SURRENDER OF STOCK

On June 30, 2003, an affiliate of the Company’s Chairman exercised its right to purchase the Company’s stock at $0.001 per share and purchased 690,000 shares of stock for $690. A stock subscription receivable reflects the amount owing for the shares at September 30, 2003.

On September 15, 2003, the Company and its Chairman entered into and agreement whereby the
Chairman resigned from his position. As part of the resignation, the former Chairman surrendered 2,044,170 shares of common stock. After the shares were surrendered to the Company, the shares were retired. Consequently, there were no treasury shares outstanding at September 30, 2003.

NOTE 4 – RELATED PARTY TRANSACTION

During the nine months ended September 30, 2003, the Company advanced its officer a total of $11,250 and the officer repaid $2,850 of that amount, resulting in a net receivable of $8,400 at September 30, 2003. On September 15, 2003, the advance was converted into a note that bears interest at 12 percent per annum. Outstanding principal and interest on the note is due in full on or before December 15, 2003.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 5 – ACQUISITION OF RESORT PROPERTY

Sub-Lease Agreement – On September 18, 2003, Beach Properties Barbuda Limited, a company organized under the laws of Antigua and a wholly owned subsidiary of the Company, entered into a sub-lease agreement with Impresa Guffanti Constructioni Edili SRL (“sub-lessor”), an Italian company, for a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies. The sub-lessor is unaffiliated with the Company and its officers and directors.

The resort is located on 90 acres of land leased from the Government of Antigua and Barbuda for a term of 99 years which commenced in 1989. Under the sublease agreement, the Company subleased from the sub-lessor the real property, buildings, and fixtures, and leased the remaining assets of the resort (collectively, the “Assets”). The Government of Antigua and Barbuda approved the sublease to the Company’s subsidiary, Beach Properties Barbuda Limited..

The sublease agreement commenced on September 18, 2003, when the Company made the initial payment of $500,000 under the agreement.  The sublease extends for a period of 9 years, and provides for quarterly payments of rent during the term. The rental amounts are as follows: $123,530 is due on January 1, 2004 with like payments due quarterly thereafter to October 1, 2005; $218,145 is due on January 1, 2006 with like payments due quarterly thereafter to October 1, 2010; and $94,614 is due on January 1, 2011 with like payments due quarterly thereafter to October 1, 2012. The Company has the right to prepay the rental amounts prior to their respective due dates, provided that, if the entire rental amount is prepaid prior to January 1, 2006, the Company will pay the sub-lessor an additional sum of $50,000. Any amounts prepaid shall be discounted at the rate of 7%.

Within 30 days of paying the full rental amounts, the Company has an option under the sublease agreement to acquire the Assets (subject to the underlying governmental lease) upon payment of the sum of $1.00 to the sub-lessor.

The Company expects to manage the resort and intends to open the resort for business before the end of 2003.

Accounting Treatment for Sub-Lease – The sublease agreement was accounted for as a capital lease. The business acquired, and the underlying assets, was accounted for using the purchase method of accounting, whereby the fair value of the assets acquired by the Company is used to allocate the purchase price to the tangible and intangible assets acquired, with any excess allocated to goodwill. The total purchase price for Palmetto Beach Hotel was $5,000,000. Of the purchase price, the Company paid $500,000 at the inception of the agreement and financed the remaining purchase price of $4,500,000 through the lease agreement described above. The imputed interest rate on the lease payable is 5.24%.

Of the entire capitalized purchase price of $5,000,000, $3,000,000 was allocated to tangible property, buildings and equipment with expected lives ranging from 5 to 40 years, and $2,000,000 was allocated to intangible lease rights pertaining to 80 acres of undeveloped land. The government of Barbuda has granted the Company rights to develop this land during the lease term which will be amortized over 36 years.

Pro Forma Information – Pro forma information regarding this acquisition will be filed on Form 8-K with the Securities and Exchange Commission in December 2003.

NOTE 6 – NOTES PAYABLE

On September 1, 2003, the Company commenced a private placement of subordinated notes payable, with a minimum offering of $450,000 and a maximum offering of $10,000,000. The notes are offered at 100% of the face or principal amount in the minimum denomination of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes begin accruing interest immediately upon acceptance of a subscription by the Company, after the minimum subscription proceeds of $450,000 have been deposited into an escrow account. Each note is redeemable at the election of the Company at any time at a price of 106% of the principal amount of each note. As of September 30, 2003, the Company issued notes totaling $566,000. The Company received $510,500 in proceeds, net of offering costs of $55,500. Interest payable relating to the notes was $5,054 at September 30, 2003.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of; $1.00 or 50% of the closing bid price of the Company’s common stock as quoted on the OTCBB on the termination date of the offering. Total warrants outstanding relating to the notes payable was 169,800 at September 30, 2003.

The proceeds from the offering were allocated to the financial instruments issued, based upon their relative fair values, and resulted in an allocation of $394,597 to the notes before offering costs of $38,693 and $154,596 (which includes $16,807 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $245,857, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.54%, expected dividend yield of 0%, volatility of 66%, and expected lives of 5 years. The debt issuance costs of $38,693 and the discount on the notes of $171,403 will be amortized as interest expense through August 31, 2008. Interest expense recognized through September 30, 2003 was $3,502.

#

#

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the our consolidated accounts for the periods indicated.

Results of Operations.

---------------------

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in report.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

Plan Of Operations.

------------------

We are a development stage corporation, and intend to develop a network of boutique style resort hotels located in the Caribbean. We may acquire equity or a leasehold interest in a resort property. We expect to manage properties acquired, and also may seek to manage other resort properties pursuant to management agreement wherein we may not maintain an equity or leasehold interest. Our ability to manage resort properties will be dependent upon hiring personnel experienced in resort operations.  We have conducted discussions with a resort management team, however, a formal agreement has not been consummated.  Once a property has been acquired or is under management contract, we expect to solicit and sell our membership plan to our acquired properties. We can not project when we will start realizing revenues, or the amount of such revenues, if any, from sales of our membership plan.

Our operations to date have included conducting due diligence of a number of resort properties, negotiating the acquisition or leasehold terms of selected properties, hiring personnel of our subsidiary to facilitate the sale of memberships and resort marketing. In addition, as previously reported, on September 18, 2003, we acquired a leasehold interest in a resort located on the island of Barbuda, West Indies, known as the Palmetto Beach Hotel.

We will be required to raise additional funds in order to acquire other resort properties. Our cash requirements for the next 12 months are estimated to be $4,500,000. Of this amount, we have allocated approximately $3,500,000 as the cash portion to acquire one resort, $500,000 for improvements to the Palmetto Beach Hotel, $250,000 for membership and resort marketing, and the balance for our working capital needs. As stated above, we may acquire equity or leasehold interests in resort properties. Equity interests may be complete or partial ownership. If we acquire complete equity ownership in a property, we expect to acquire such property through a combination of cash and seller financing. The amount financed will be paid during a period of time under terms negotiated by the parties. The amount of seller financing will bear annual interest of rates between 8 to 12% and will be secured by the resort property.  Presently, we are negotiating the acquisition terms of one property located in the Caribbean, however, a formal agreement has not been entered into by the respective parties. Membership and resort marketing includes the initiation of our membership sales campaign and salary to the vice president of marketing of our subsidiary. Working capital costs include salaries payable to existing personnel, projected salaries to personnel to manage resort properties, office overhead for our New York office, and projected professional fees. Presently, other than vice president of marketing of our subsidiary, we employ our president and the president of our subsidiary.

We are seeking to raise funds that will meet our cash requirements described above. On September 1, 2003, we commenced a private placement of subordinated notes payable, with a minimum offering of $450,000 and a maximum offering of $10,000,000. The notes are offered at 100% of the face or principal amount in the minimum denomination of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes begin accruing interest immediately after the minimum subscription proceeds of $450,000 have been deposited into an escrow account. We may redeemable each note at our election any time at a price of 106% of the principal amount of each note. As of September 30, 2003, we issued notes totaling $566,000, and received $510,500 in proceeds, net of offering costs of $55,500. Interest payable relating to the notes was $5,054 at September 30, 2003.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire shares of our common stock. The warrants enable the holder to purchase 300 shares of our common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of; $1.00 or 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the offering. Total warrants outstanding relating to the notes payable was 169,800 at September 30, 2003.  We can not predict whether we will be successful in raising the required capital. If we are unsuccessful in this regard, we may not be able to complete our plan of operations as discussed above.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

On August 29, 2003, we changed our name to CCI Group, Inc. which was approved by a vote of majority of shareholders.

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On September 4, 2003 the Company filed a Form 8-K to report events under Item 5 and 7.

On September 11, 2003 the Company filed a Form 8-K to report events under Item 7 and 9.

On September 29, 2003 the Company filed a Form 8-K to report events under Item 7 and 9.

On October 2, 2003 the Company filed a Form 8-K to report events under Item 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date: November 19, 2003

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Financial Officer

#