Form 10KSB
period 2003-12-31
CCI GROUP INC
filed 2004-04-14
CIK 1117034

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 333-40954

CCI GROUP, INC.

(Name of Small Business Issuer in its charter)

Utah

87-0648148

(State of Incorporation)

(I.R.S. Employer I.D. Number)

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

As of March 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $3,000,000. This calculation is based upon the average of the bid price of $2.00 and asked price of $2.00 of the common stock on March 15, 2004.

The number of shares issued and outstanding of our common stock, no par value, as of March 15, 2004 was 9,461,907.

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

PART I

Item 1. Description of Business.

Introduction.

We are CCI Group, Inc., and our wholly owned subsidiary is Caribbean Clubs International, Inc., a Delaware corporation. On August 13, 2003, we formed Beach Properties Barbuda Limited, an Antiguan company, as a wholly owned subsidiary.  Unless the context indicates otherwise, any reference to “our” or “we” includes our subsidiaries.

We were incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc, and we changed our name to Kinship Systems, Inc. on March 2, 2000.

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

Effective November 18, 2002, we entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation (“CCI-Delaware”). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their common shares for our common shares on a 1 for 11.8139 ratio (rounded to whole shares). The transaction was approved by the majority of our shareholders. As part of that transaction, our then officers and directors resigned and were replaced by our current officers and directors. Our subsidiary, Caribbean Clubs International, Inc. was incorporated in the State of Delaware on January 11, 2001.

Our offices are located at 405 Park Avenue, 10th Floor, New York, New York, 10022 and our telephone number is 212-421-1400.

General.

Our plan of operations entails a two fold strategy of, developing a network of “members’ only” resorts by acquiring or otherwise controlling operating, boutique style resorts located in the Caribbean, and selling memberships which entitles the member to use the resorts under a membership plan. We intend to acquire operating, boutique style resorts. In keeping with our plan, we acquired our first resort property on September 18, 2003 located on the island of Barbuda, West Indies. (See “Existing and Proposed Properties” below). Each resort will be located on a tropical island and will offer amenities and comforts expected by an upscale membership clientele, while maintaining the flavor and uniqueness of the property and island setting. We expect to commence the marketing of our membership plan during April 2004. We expect to encounter a transition phase with respect to each resort during which the resort property will be available to both members and non-member guests. The duration of the transition phase will depend on the level of success of our membership marketing efforts. When member occupancy rates for a particular resort account for between 50% to 75% of total occupancy, we expect to limit that resort usage to our members, thereby creating an exclusive, “members only” property. During the transition phase, we will continue to promote our resorts to travel agencies, tour operators, and other membership clubs for usage by non-members. In the future, we may seek to apply our concept to other non-Caribbean resort destinations.

We believe our membership concept is unique to the hospitality industry. We expect to accelerate corporate revenue growth, reduce operating risks, and build brand loyalty by:

o

Acquiring boutique style hotels and resorts that have, an operating history, an existing cash flow stream, and a clientele base which represents the initial platform of membership sales.

o

Reducing property debt with revenues from sales of our membership plan, thereby reducing operating risks and financial leverage allowing for strong operating and financial flexibility.

o

Creating brand loyalty through the exclusive association of the membership concept that simultaneously ties vacation planning to our resorts.

Targeted Properties.

In identifying resort properties for acquisition, we generally will avoid properties that require significant property development and can not provide an immediate cash flow stream. Instead, we will seek to acquire operating resort properties that have positive cash flow. We also may consider other special situations where we can expect to achieve positive cash flow in the future by improving resort operations or by increasing occupancy rates through members visits or through resort marketing.

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

As stated above, we believe that our plan of operations represents a unique approach to resort ownership, for a number of reasons. A successful membership sales program will improve our balance sheet by providing additional capital after deducting our corporate overhead expenses. With an improved balance sheet, we will be able use available cash to either reduce debt associated with existing properties or for future resort purchases. Members themselves represent a repeat guest base for our resorts, which we expect to drive operating revenues at the resort level.  Therefore, we have the unique ability of aligning a customer to the company and creating an inherent brand value that will allow income predictability not currently available in the hospitality industry.

Resort Operations.

Our plan of operations calls for the acquisition of operating resorts that our management believes can successfully be transformed into membership resorts. By acquiring operating properties, we expect to acquire a highly trained professional and motivated staff steeped in the ways of guest satisfaction. This approach allows us to minimize the amount of training and hiring that will be needed at the resort level while simultaneously maintaining continuity of operations and relationships on the guest and vendor levels. We also believe that it will enable us to acquire properties without any material interruption in operations. The workforce in most areas of the Caribbean is plentiful with high experience levels in tourism, a predominant industry in the region.  We expect that our operations will represent an attractive employment opportunity for local residents. Consequently, if additional employees are required, we expect to attract qualified and motivated employees.  Overall, by acquiring an operating resort, we expect to minimize start-up expenses and effect a smooth transition from hotel to an exclusive club.

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

Existing and Proposed Properties.

The Beach House-Barbuda

On September 18, 2003, Beach Properties Barbuda Limited, a company organized under the laws of Antigua and our wholly owned subsidiary, acquired a leasehold interest for a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies from an independent third party.  Barbuda is a coral island of white sand and located 24 miles north of its sister island, Antigua.  The entire island is approximately sixty-two square miles in size and has 1,400 inhabitants. Barbuda is one of the least developed islands in the Caribbean populated by only three hotels, including our hotel.

The resort features 23 oceanfront suites and one villa situated on a pristine Caribbean beach. The resort includes a gourmet restaurant and poolside bar, both offering views of the Caribbean.  The property is located on 90 acres of land, of which the hotel premises occupies approximately 10 acres. Construction of the resort began in 1991 and was completed in 1993.  In December 2003, we under took a significant renovation of the resort. The renovation was completed in March 2004.  Our renovation project included the installation of a 66,000 square foot wading pool fronting each suite, a re-designed main clubhouse displaying 30,000 square feet of exotic wood flooring, new or upgraded air conditioning, telephone, electrical, desalination, reservation, and property management systems. In addition, all rooms were re-furnished and remodeled with poolside decks.  The resort, with its fresh renovations, opened for business under our management during the last week of March 2004. Our published rack rates, including breakfast, range from $600 to $1,200 per night.

The resort historically has operated 7 months per year, closing for the months of July through October.  The guest year is effectively broken into two seasons with the high tourist season occurring from December through May. During the past four years, the resort owner subleased the resort property to a management company under an agreement pursuant to which the management company operated the resort and paid the owner a fixed annual fee. The owner terminated its agreement with the management company when we acquired the rights to the resort.

The land encompassing the resort (90 acres) is leased from the Government of Antigua and Barbuda for a term of 99 years which commenced in 1989. Under the governmental lease, the lessee is required to pay the government the sum of approximately $7,000 per annum. The rental amount is subject to review in 10 year intervals. The Government of Antigua and Barbuda approved our sublease of the property.

Under the sublease agreement, we subleased from the owner the real property, buildings, and fixtures, and leased the remaining assets of the resort (collectively, the “Assets”). The sublease agreement commenced on September 18, 2003 when we made the initial payment of $500,000 under the agreement.  The sublease extends for a period of 9 years, and provides for quarterly payments of rent during the term. The rental amounts and payment due dates are as follows: $123,530.16 is due on January 1, 2004 with like payments due quarterly thereafter to October 1, 2005; $218,144.53 is due on January 1, 2006 with like payments due quarterly thereafter to October 1, 2010; and $94,614.37 is due on January 1, 2011 with like payments due quarterly thereafter to October 1, 2012. We have the right to prepay the rental amounts prior to their respective due dates, provided that, if the entire rental amount is prepaid prior to January 1, 2006, we will pay the sub-lessor an additional sum of $50,000. Any amounts prepaid shall be discounted at the rate of 7%. Within 30 days of paying the full rental amounts, we have an option under the sublease agreement to acquire the Assets (subject to the underlying governmental lease) upon payment of the sum of $1.00 to the owner. An assignment of the governmental lease and bill of sale to the remaining Assets have been executed by the owner and is held in escrow pending payment of the full rental amount. Upon such payment and exercise of the option, we will receive title to the Assets, subject to the terms of the governmental lease. The Government of Antigua and Barbuda also has approved the assignment of the governmental lease to us.

We have entered into discussions with third parties to acquire a number of other resort properties in the Caribbean. With respect to these properties, we have conducted significant due diligence on one property and have entered into negotiations with its owners. We have not finalized our negotiations with a formal agreement for this property. With respect to the other properties, we are in the early stages of negotiations, and no formal agreement or letters of intent have been executed by us. In any property that we acquire, we do expect the seller to finance a portion of the purchase price. The amount financed will vary with each property; however, generally it will not be less than fifty percent of the total purchase price. The amount financed will bear annual interest at rates between 8 to 12% and be secured by a mortgage on the acquired property.

Membership Details.

We expect to commence the marketing of our membership plan during April 2004. Members participating in our membership plan will be charged a one time membership fee. We have targeted the fee at $50,000 along with annual dues of $6,000. However, the fees and dues may be increased or decreased in response to demand. Members are granted ten peak season nights or 20 non-peak season nights per year, or a combination thereof, complimentary at any of our resorts. Additional room nights may be reserved on a space available basis at discount to published rack rates. Each member will receive an annual credit of $500 to be applied toward their initial charges at any of our resorts. The credit may only be used by the member, is not assignable, and must be used within twelve months of its annual issue date.

Each member acquires a revocable license to use our resort properties, in accordance with the terms and conditions of our membership plan, which may be amended from time to time. A member does not acquire any equity, ownership, or property interest in our corporate entity, or any of our resorts. We reserve the right to limit memberships, to discontinue operation of any or all of our resorts, or to sell, lease or otherwise dispose of our resorts. We will offer both family and corporate memberships.

The term of a family membership is the lifetime of the member and spouse. Family membership will be held in the name of an individual and privileges are extended to the immediate family. A member’s immediate family includes the spouse or partner and unmarried children under the age of twenty-two, living at home or attending school on a full-time basis.

Corporate membership will be available to active, operating corporations, partnerships and other forms of multiple ownership for a term of ten years.  Each corporate membership will permit the corporate member to designate up to four individuals for membership privileges.  The owner of the corporate membership may change the designees annually by notification in writing to the membership office.  The designated users have family privileges as indicated above.

A membership may be transferred only through the membership plan. Upon the death of a member, the surviving spouse, if any, may elect to continue the membership privileges without having to pay any additional membership fee or other joining fee or elect to transfer the membership through terms of the plan.

At a member’s request, their guests may use our resorts one time at a discount to our published rack rates. Thereafter, guests will be charged the published rate for future visits.

We are arranging to provide membership privileges at reciprocal clubs at preferred rates for our members.  A list of these clubs and a toll-free reservations number will be provided to members when this arrangement is concluded.

Marketing.

We have developed a marketing program for both resort properties and our membership plan.

Resort property marketing will be directed by our President. We have entered into an agreement with two consultants to assist in resort marketing activities. Resort marketing will target large travel agencies, tour operators and membership clubs in an effort to promote our resorts as desired vacation destinations. Discounts or incentives may be provided to enhance resort occupancy rates. As discussed elsewhere herein, resort marketing will continue during a transition phase when our resorts will be available to both members and non-members. We will cease resort marketing when each resort achieves desired membership occupancy saturation rates.

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

Competition.

We believe that our concept is unique to the hospitality industry, however we believe we will confront competition from the timeshare industry. Membership rights are inherently different than the “time sharing” concept, yet provide many similar benefits to the user. The primary difference from a corporate operations point of view is that in a time share, the purchaser oftentimes acquires an equity stake in the property, while in a membership program, property ownership remains with the company, and in the hands of the shareholders.  Property use entitlements are similar for both where each provides minimum property use guarantees generally in a vacation setting.

Employees.

As of December 31, 2003, we have two full time employees, consisting of our President, and one officer of our subsidiary. We also use consultants and independent contractors from time to time. We have no collective bargaining agreements with our employees and we believe relations with our employees are good.

Item 2. Description of Property.

We maintain our offices at 405 Park Avenue, 10th Floor, New York, New York 10022. The premises consist of approximately 1,200 square feet and are subject to a fixed term of five years terminating December 1, 2007. The monthly rental for fiscal years 2003 through May 2008 is $5,300.

On September 18, 2003, Beach Properties Barbuda Limited, a company organized under the laws of Antigua and our wholly owned subsidiary, acquired a leasehold interest for a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies from an independent third party.

The sublease agreement commenced on September 18, 2003 when we made the initial payment of $500,000 under the agreement.  The sublease extends for a period of 9 years, and provides for quarterly payments of rent during the term. The rental amounts  and payment due dates are as follows: $123,530.16 is due on January 1, 2004 with like payments due quarterly thereafter to October 1, 2005; $218,144.53 is due on January 1, 2006 with like payments due quarterly thereafter to October 1, 2010; and $94,614.37 is due on January 1, 2011 with like payments due quarterly thereafter to October 1, 2012. We have the right to prepay the rental amounts prior to their respective due dates, provided that, if the entire rental amount is prepaid prior to January 1, 2006, we will pay the sub-lessor an additional sum of $50,000. Any amounts prepaid shall be discounted at the rate of 7%. Within 30 days of paying the full rental amounts, we have an option under the sublease agreement to acquire the Assets (subject to the underlying governmental lease) upon payment of the sum of $1.00 to the owner. An assignment of the governmental lease and bill of sale to the remaining Assets have been executed by the owner and is held in escrow pending payment of the full rental amount. Upon such payment and exercise of the option, we will receive title to the Assets, subject to the terms of the governmental lease. The Government of Antigua and Barbuda also has approved the assignment of the governmental lease to us. The property is in good repair, although in December 2003, we undertook to renovate the property as described in Item 1 Description of Business above.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock has traded on the NASDAQ OTC Bulletin Board since the third quarter of 2001 until the share exchange agreement under the symbol "KSYS". On November 26, 2002, our stock symbol changed to “CCLB” and on September 13, 2003, our stock symbol changed to “CCIG”.

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

2001                                  Low Bid    High Bid

3rd Quarter                             $1.25     $1.75

4th Quarter                              0.50      2.25

2002                                  Low Bid    High Bid

1st Quarter                             $3.50     $4.80

2nd Quarter                              2.25      2.25

3rd Quarter                              7.00      2.50

4th Quarter                              2.50      5.60

2003                                  Low Bid    High Bid

1st Quarter                             $2.00     $2.50

2nd Quarter                              2.05      3.75

3rd Quarter                              2.00      3.00

4th Quarter                              1.50      2.23

As of March 15, 2004, we had 40 shareholders of record of our common stock. Although there are no restrictions on our ability to declare or pay dividends, we have not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

Equity Compensation Plan Information.

Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	1,000,000(1)	$0.001(1)	-0-
Total	1,000,000(1)	$0.001(1)	-0-

(1) On September 15, 2003, Mr. Mark C. Casolo, a director of the Company, was appointed Chairman of the Company by its Board of Directors. Concurrent with his appointment, Mr. Casolo received a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Recent Sales of Unregistered Securities.

During fiscal 2003, we raised approximately $1,800,000 in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denominations of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

During 2003, we issued 116,666 shares of our common stock to a former employee of our subsidiary. The stock issuance was exempt from registration pursuant to Section 4(2) of the Act, as the offering was made to a limited number of offerees, the offeree was an officer of the Company’s subsidiary and the common stock was acquired with investment intent.

Item 6. Management's Discussion and Analysis.

The following discusses the financial results and position of our consolidated accounts for the periods indicated.

Results of Operations.

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

During October 2002, CCI-Delaware completed a private placement of its common stock pursuant to which it sold 411,000 shares and received $1,133,633 in net offering proceeds after deducting offering costs of $148,937.  The 411,000 shares of common stock of Caribbean Clubs International, Inc were converted to 4,855,517 shares of our common stock upon completion of the stock exchange transaction described above.

Plan Of Operations.

We acquired our first resort, a 24 room property located in Barbuda West Indies, in September 2003, formerly known as “Palmetto Beach Hotel.” In December 2003, we commenced a renovation project on the resort, now called “The Beach-Barbuda,” which was completed in March 2004. The resort commenced operations during the last week of March 2004. We intend to acquire and/or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties. We commenced the sale of memberships and resort marketing in March 2004.

We will be required to raise additional funds in order to acquire other resort properties. Our cash requirements for the next 12 months will be dependent upon whether we are able to acquire other resorts. We expect to acquire resort properties through a combination of cash and seller financing. The debt will be paid over a period of time under terms negotiated by the parties. The amount of seller financing likely will bear annual interest of rates between 8 to 12% and will be secured by the resort property. Presently, we are negotiating the acquisition terms of two new resort properties, however, formal agreements have not been entered into by the respective parties. While we can not predict the amount of funds required for any transaction, we would expect that between $500,000 and $2,000,000 will be required as a down payment for each resort acquisition. Our working capital needs for the next 12 months, other than for resort acquisitions, will encompass our New York operations and our Barbuda resort. Working capital for our New York operations are estimated to be $1,380,000 for the 12 month period, which includes membership and resort marketing, salaries and related costs to employees, rent, fees to consultants and professionals, and debt services for our subordinated notes issued during 2003, travel, other general and administrative charges, and resort lease payments. Membership and resort marketing includes the initiation of our resort and membership sales campaign are estimated to be $100,000 for the period; salaries includes compensation to our President and to the vice president of marketing of our subsidiary and related costs to employees are estimated to $300,000 for the  period; rent is estimated to be $64,000 for the period; fees to consultants include amounts paid for accounting, legal, financial audits and reviews, and technical support are estimated to be $180,000 for the period; debt service on subordinated notes sold during 2003 is estimated to be $220,000 for the period; travel and related expenses for officers and consultants to exiting and proposed locations are estimated to be $50,000 for the period; miscellaneous expenses for phone, suppliers and related costs are estimated to be $20,000 for the period; and resort lease payments are payments under the sub-lease agreement for our recently acquired resort estimated to be $500,000. Operating expenditures for our Barbuda resort are estimated to be $1,600,000, which includes salaries and related costs estimated to be $650,000, food and beverage costs estimated to be $360,000, room related charges estimated to be $340,000, maintenance and utilities estimated to be $120,000, and general and administrative and miscellaneous costs estimated to be $2230,000. We are uncertain whether revenues from operations of the resort will be sufficient to satisfy the operating expenditures, in which event we will be required to raise funds to meet the operating shortfall, as discussed below.

We expect to fund our total working capital needs through funds raised from the private placement of our securities, from operations of our Barbuda resort, and from sales of our membership program. We are seeking to raise funds that will meet our cash requirements described above. We have entered into an agreement with a broker-dealer to raise the stated capital on a best efforts basis through the sale of subordinated notes. During fiscal 2003, we raised approximately $1,800,000 in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denominations of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the Notes accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant (“Warrant”). The Warrant enables the holder to purchase 300 shares of the Company’s common stock (“Warrant Shares”) for each $1,000 in face value of the Notes subscribed. The exercise period of the Warrant is five years from the date of issuance. The per share exercise price for the Warrant Shares will equal 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the Offering.  The offering is being made pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended; specifically the offering is being conducted in a manner to comply with Rule 506 of Regulation D. Neither the offering nor the terms thereof have been reviewed, approved or disapproved, nor has the accuracy or adequacy of the information set forth therein been passed upon, by the Securities and Exchange Commission or any state securities commission. Any representation to the contrary is a criminal offense. The securities being offered are restricted securities and may not be sold without registration under the Securities Act and applicable state regulations, or an exemption therefrom.  We cannot predict whether the offering will be successful in raising the required capital. If we are unsuccessful in raising the described funds, we may not be able to complete our plan of operations as discussed above.

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

Subsequent events.

During the first quarter of fiscal 2004, the Company spent approximately $1,600,000 in renovations on its resort property in Barbuda. In addition, during fiscal year 2004 through April 5, 2004, the Company raised approximately $1,600,000 in connection with its subordinated note offering described above.

Off Balance Sheet Arrangements.

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

Limited Assets and Limited Operating History. Our plan of operations is to own and operate and/or manage premium resort properties in the Caribbean, and to sell private memberships to these resort properties. Our operations to date have been limited to raising initial capital to commence our operations, conducting due diligence on a number of resort properties, and negotiating with such owners. In addition, in September 2003, we acquired our first resort property. Our current assets are limited. We will be subject to many risks in attempting to effect our plan of operations.  We cannot predict whether we will be successful in our plan of operations by attaining and maintaining profitable operations.

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

Repayment of the Notes . During 2003, we offered and sold approximately $1,800,000 in subordinated notes.  The notes are due on August 31, 2008. In addition, interest on the Notes accrues at 12% and is payable quarterly per annum. We intend to use the income generated from our acquired resort properties, as well as revenue from membership sales, to pay the interest and principal under the terms of the notes. Certain risks exist with respect to each source of income.

Although we are confident in our ability to sell memberships to our acquired resort properties, as described above, the plan is untested by us and no assurances can be given that such plan will be successful. Consequently, we may not be able to rely upon membership sales as a reliable source of income or cash flow. Moreover, with respect to revenues from resort operations, we can not predict whether we will achieve sufficient revenues from resort operations to service the notes.

Inability To Sell Memberships. We intend to derive a substantial portion of our revenues through the sale of memberships to our resort properties.  The membership fee is initially targeted to be $50,000. We have received limited indications as to the commercial acceptability of our membership program and fees. Moreover, the sale of memberships is subject to several risks including but not limited to; pricing of comparable memberships and time share properties, the perceived value of the membership, our ability to maintain the property conditions sufficient to attract members, as well as national and international economic conditions. Our inability to sell memberships in sufficient quantities, or if we are required to reduce our membership fee to attract prospective members, will have a material adverse impact our operations and financial results.

Need For Additional Capital/Significant Dilution. We have a present need for additional capital in order to effect our plan of operations. In addition, we may require additional capital in the future to sustain our operations until we achieve profitable operations. We can not predict whether we will be successful in raising the capital necessary for both near term and future operations.

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

Item 7. Financial Statements.

The Consolidated Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB follow the signature below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A . Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name

Age

Position

Mark C. Casolo

49

Chairman

Fred W. Jackson, Jr.

54

President, Chief

Executive Officer, and

Director

James E. Bishop

52

Former Director

________________________________________________________________________

Mark C. Casolo. Mr. Casolo has been our director since November 18, 2002, and on September 15, 2003, he was appointed our Chairman. He is the Senior Vice President of McGinn, Smith & Co., Inc., a NASD registered broker dealer. Mr. Casolo has been employed by McGinn Smith since 1991, acting initially as Vice President, and since 1996 as Senior Vice President.  Mr. Casolo is head of McGinn Smith’s investment banking and corporate finance activities. He also serves as Chief Operating Officer of Online Capital, Inc. a NASD registered broker dealer, and an entity majority owned by McGinn Smith.

Fred W. Jackson, Jr. Mr. Jackson has been our President and CEO since November 18, 2002, and has been Chairman and CEO of our subsidiary, Caribbean Clubs International, Inc., from its inception in January 2001. Mr. Jackson was our Chairman from November 18, 2002 to September 15, 2003. From 1997 to the commencement of activities of our subsidiary, Mr. Jackson was a consultant providing financial services to private and public companies.  Mr. Jackson has served as CFO and CEO of both private and publicly traded companies, and has extensive management, marketing and sales experience having achieved national recognition at both IBM and ITEL for his marketing ability and performance.

James E. Bishop. Mr. Bishop was our director from November 18, 2002 until January 22, 2004 when he resigned in such capacity. He is the principal of WhiteStar Holdings, LLC and WhiteStar Properties LLC, a real estate brokerage firm specializing in the sale and development of real estate properties which he founded in 2000.  He also is the co-founder of Strategic Hospitality Advisors, LLC, an investment manager specializing in hospitality investments of pension funds and institutions.  Most recently, he was a consultant responsible for the project development, completion and operation of a 1,000 room resort and spa.  From October 1995 through April 2000, he served in various capacities, including as president and chief operating officer, of Janus Hotels and Resorts, Inc., a company publicly traded on NASDAQ Small Cap Market.

Significant Employees of Our Subsidiary, Caribbean Clubs International, Inc.

Anita Diamond. Ms. Diamond is Vice President of Marketing of our subsidiary, Caribbean Clubs International, Inc. Ms. Kelley has in excess of 22 years of experience in membership sales in the private club industry.  From January 2000 to November 2002, Ms. Kelly was Director of Membership Sales for The Club at The Claremont, an exclusive club and resort destination located in Berkley, California. During her tenure, she was responsible for increasing the membership base to near capacity and increased annual revenues by in excess of two million dollars. From 1996 to 1999, she was Vice President of Membership Development-Florida Properties of American Golf Country Clubs, where she was instrumental in increasing initiation fee revenues by in excess of four million dollars at a Florida resort.

Item 10. Executive Compensation.

The compensation for all of our directors and officers, and officers of our subsidiary, for services rendered to the Company or our subsidiary for the fiscal years ended December 31, 2003, 2002, and 2001, respectively, are set forth in the table below.

SUMMARY COMPENSATION

                              Long Term

      Annual Compensation       Compensation Awards

Name and

Principal

 Salary  Bonus

Other       Securities

Company Position

  Year   ($)   ($)       ($)        Underlying Options#

----------------

  ----- ------ ------ -------       -----------------

Fred W. Jackson, Jr. 2003 $127,412 -0-    -0-                 -0-

Chairman

   2002 $ 62,508 -0-    -0-                 -0-

And President

   2001  -0-     -0-    -0-                 -0-

Mark C. Casolo

   2003   -0-    -0- $1,999,000(1)       1,000,000(1)

Director

   2002   -0-    -0-

-0-                 -0-

   2001   -0-    -0-

-0-                 -0-

James Bishop

   2002   -0-    -0-

-0-                 -0-

Director

   2001   -0-    -0-

-0-                 -0-

   2001   -0-    -0-

-0-                 -0-

_________________________________________________________

Name and

Principal

 Salary  Bonus

Other       Securities

Subsidiary Position  Year   ($)   ($)       ($)        Underlying Options #

----------------

  ----- ------ ------ -------       -----------------

Sumner Baye

  2003  $101,357 -0-

$286,039            -0-

President

  2002   $62,508 -0-

 -0-                -0-

  2001    -0-    -0-

 -0-                -0-

Anita Diamond       2003 $131,489 -0-

 -0-                -0-

Vice President-

  2002  $23,557 -0-

 -0-                -0-

Marketing         2001    -0-   -0-

 -0-                -0-

(1) On September 15, 2003, Mr. Mark C. Casolo, a director of the Company, was appointed Chairman of the Company by its Board of Directors. Concurrent with his appointment, Mr. Casolo received a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

The above salaries for 2002 are prorated for fiscal year 2002. The salaries for Messrs. Jackson and Baye commenced in August 2002. The salary for Ms. Diamond commenced in November 2002. The annual salary for each individual is discussed in Employment Agreements below. On September 15, 2003, Mr. Mark C. Casolo, a director of the Company, was appointed Chairman of the Company by its Board of Directors. Concurrent with his appointment, Mr. Casolo received a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Employment Agreements.

We do not have a written employment agreement with our existing officers, Mr. Fred W. Jackson, Jr. or Mr. Mark Casolo, We have, however, agreed with Mr. Jackson to certain terms regarding the employment arrangement through fiscal 2004. Mr. Jackson’s annual salary for 2004 is $125,000. The parties have not agreed to compensation beyond 2005.

Effective August 2002, our subsidiary entered into an employment agreement with its President pursuant to which the officer will be paid an annual salary of $125,000. In addition, the officer is entitled to receive 100,000 shares of our common stock on an annual, earn out basis. During 2003, Mr. Baye received 116,666 shares of our common stock under his employment agreement. The term of the agreement is three years, however either party may terminate the agreement with advance written notice one year after its effective date. The employment agreement was terminated by our subsidiary on October 21, 2003.

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

Option Grants in Fiscal Year 2003

                       % of Total

                       Options to    Exercise or    Market Price

             Options   Employees in      Base       On Date of

Name         Granted   Fiscal Year   Price ($/sh)     Grant     Expiration Date

Mark Casolo  1,000,000     100%          $0.001      $2.00(1)     8/15/08

Chairman

(1) On September 15, 2003, Mr. Mark C. Casolo, a director of the Company, was appointed Chairman of the Company by its Board of Directors. Concurrent with his appointment, Mr. Casolo received a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies, as of April 5, 2003, the number and percentage of outstanding shares of our common stock owned by (i) each person known by us to own more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and our officers and directors as a group. The following information is based upon 9,461,907 shares of our common stock which are issued and outstanding as of the above date. Except as otherwise noted, the address for each person below is our address of 405 Park Avenue, 10th Floor, New York, New York 10022. As of December 31, 2003, 9,461,907 shares of our common stock were issued and outstanding.

Percentage of

Common Stock

Common Stock

Beneficially

Beneficially

Name

Owned(1)

Owned

Fred W. Jackson, Jr.

1,500,000

15.9%

James E. Bishop(2)

     0

   0%

Mark C. Casolo(3)

 2,853,180

30.2%

McGinn, Smith & Co., Inc.(4)

 1,456,580

15.4%

(officers and directors

 4,353,180

46.0%

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

(2). Mr. Bishop resigned as a director on January 22, 2004.

(3). The amount for Mr. Casolo includes (i) stock options to acquire 1,000,000 shares of our common stock held by individually by Mr. Casolo, (ii) stock purchase warrants to acquire 396,600 shares of our common stock held by Atlantis Investors Income Notes LLC and Atlantis Strategic Total Return Fund, LLC  in connection with their subscription to our subordinated note offering, and (iii) stock purchase warrants held by McGinn Smith to acquire a total 1,456,580 shares of our common stock. Mr. Casolo is Senior Vice-President-Corporate Finance of McGinn, Smith & Co., Inc, and the Manager of both Atlantis funds. (See Item 12 Certain relationships and Related Transactions”). The address of Mr. Casolo is 99 Pine Street, Albany New York 12007. Mr. Casolo is Senior Vice-President-Corporate Finance of McGinn, Smith & Co., Inc.

(4). The amount represents stock purchase warrants held by McGinn Smith to acquire 1,456,580 shares of common stock of the Company. The address of McGinn, Smith & Co., Inc. is 99 Pine Street, Albany New York 12007.

Item 12. Certain Relationships and Related Transactions.

In April 2001, we completed an initial pubic offering of our common stock and raised gross proceeds of $102,750 in connection with the sale of 102,750 shares of common stock.

Effective November 18, 2002, we entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation. Pursuant to the agreement, all of the shareholders of Caribbean Clubs International, Inc. exchanged their shares for shares of our common stock on a 1 for 11.8139 ratio (rounded to whole shares). CCI-Delaware also purchased 50,000 shares of our common stock from two of our former officers (Kinship) for $130,000, which shares were subsequently cancelled. The majority of our shareholders approved the above transaction.

During October 2002 and prior to the above share exchange, our subsidiary, Caribbean Clubs International, Inc. completed a private placement of its common stock pursuant to which it sold 411,000 shares and received $1,133,633 in net offering proceeds after deducting offering costs of $148,937. The 411,000 shares of common stock of Caribbean Clubs International, Inc were converted to 4,855,517 shares of our common stock upon completion of the stock exchange transaction described above. McGinn, Smith & Co., Inc. acted as the placement agent in the offering and received 10% of the gross proceeds as commissions. In addition, McGinn Smith received a common stock purchase warrant to acquire 1,646,580 shares of common stock of the Company. The term of the warrant is five years, and is exercisable at $0.001 per share. Upon acquisition of The Palmetto Beach Hotel, McGinn Smith will receive a finder’s fee of seven percent of purchase price. They also will receive a finder’s fee of five percent of the purchase price on any other resort property acquired by the Company that was introduced by McGinn Smith. McGinn Smith retains the right of first refusal for any of our subsequent offerings for a period of 24 months. Our Chairman is an executive vice president of McGinn Smith.

During 2001 and 2002, Fred W. Jackson, Jr., our Chairman, President and CEO, received 300,000 shares of common stock of Caribbean Clubs International, Inc.. The shares were issued in exchange for $66,020 paid by Mr. Jackson and certain other considerations rendered in connection with the formation and development of Caribbean Clubs International, Inc.. In connection with the share exchange, Mr. Jackson exchanged all of his Caribbean Clubs International, Inc. common stock for 3,544,170 shares of our common stock.

During fiscal 2003, we raised approximately $1,800,000 in connection with the private placement of offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The Notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the Notes accrues at the rate of 12% per annum, payable quarterly. Each Note contains an immediately detachable stock purchase warrant (“Warrant”). The Warrant enables the holder to purchase 300 shares of the Company’s common stock (“Warrant Shares”) for each $1,000 in face value of the Notes subscribed. The exercise period of the Warrant is five years from the date of issuance. The per share exercise price for the Warrant Shares will equal 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the Offering.  We agreed to file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission as soon as practical but in no event later than ninety (90) days following the termination of the Offering, which registration statement will include the Warrant Shares. Of the total amount subscribed in the offering, Atlantis Investors Income Notes LLC and Atlantis Strategic Total Return Fund, LLC collectively purchased $1,322,000 in notes from the offering. Both funds are controlled by the Chairman of the Company.

The placement agent of the subordinate notes will receive sales commissions equal to 10%, and a common stock warrant to acquire 500,000 shares of our common stock. The exercise period of the warrant is five years from the date of issuance. The per share exercise price for the shares underlying the warrant is 50% of the closing bid price of the Company’s common stock as quoted the OTCBB on the termination of the offering

On September 15, 2003, Mr. Fred W. Jackson resigned in his capacity as Chairman of the Company, and Mr. Mark C. Casolo, a director of the Company, was appointed Chairman of the Company by its Board of Directors. Mr. Jackson continued to remain a director and President of the Company. Concurrent with his appointment, Mr. Casolo received a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.  In connection with the appointment of the new Chairman and for certain other considerations, Mr. Jackson agreed to surrender and return back to the Company 2,044,170 shares of common stock of the Company.  Prior to his stock surrender, Mr. Jackson owned 3,544,170 shares of common stock of the Company.

PART IV

Item 13. Exhibits and reports on Form 8-K.

(a) Exhibits

EXHIBIT INDEX

3.1   Articles of Incorporation of Registrant. (Filed as an exhibit to our SB-1 Registration Statement).

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

Exhibit 10.4 Stock Purchase Warrant dated September 15, 2003 in favor of Mark C. Casolo. (Filed as an exhibit to our Form 8-K dated September 29, 2003).

Exhibit 10.5 Sublease Agreement dated September 5, 2003 by and between Barbuda Beach Properties Limited and Impresa Guffanti Constructioni Edili Srl. (Filed as an exhibit to our Form 8-K dated October 2, 2003).

31.1  Certification Under Section 308 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b). Reports on Form 8-K.

On December 1, 2003, the Company filed a report on Form 8-K to report Items 2 and Item 7.

Item 14. Principal Accountant Fees and Services.

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31 2002 and 2003, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2002 and 2003 are summarized as follows:

2002

2003

Audit

$22,937

$27,324

Audit Related

   -

   -

Tax

         -

   -

All Other

   -

   -

Total

$22,937

$27,324

Audit Fees.  Audit fees were for professional services rendered in connection with the company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants.  The Audit Committee has the authority to grant pre-approvals of non-audit services.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CCI Group, Inc.

_/s/  Fred W. Jackson, Jr.                April 14, 2003

Fred W. Jackson, Jr.                           Date

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Fred W. Jackson, Jr.                 April 14, 2004

Fred W. Jackson, Jr.                            Date

Director

_/s/  Mark C. Casolo                      April 14, 2004

Mark C. Casolo                                   Date

Director

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

TABLE OF CONTENTS

Report of Independent Certified Public Accountants

F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002

F-3

Consolidated Statements of Operations for the Years Ended

December 31, 2003 and 2002, and for the Period from January

11, 2001 (Date of Inception) through December 31, 2003

F-4

Consolidated Statements of Stockholders’ Equity for the Period

From January 11, 2001 (Date of Inception) through December

31, 2001 and for the Years Ended December 31, 2002 and 2003

F-5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2003 and 2002, and for the Period from January

11, 2001 (Date of Inception) through December 31, 2003

F-6

Notes to Consolidated Financial Statements

F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders

CCI Group, Inc.

We have audited the accompanying consolidated balance sheets of CCI Group, Inc. and subsidiaries (a development stage company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period January 11, 2001 (Date of Inception) through December 31, 2003.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCI Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended and for the period January 11, 2001 (Date of Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues, and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HANSEN, BARNETT & MAXWELL

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 25, 2004

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets
Cash	$ 303,968	$ 631,112
Total Current Assets	303,968	631,112
Property and Equipment, Net	3,542,403	-
Other Assets
Deposits	15,900	17,700
Note receivable – employee	6,199	-
Deferred financing costs, net of accumulated amortization of $51,752	804,447	-
Land lease rights, net of accumulated amortization of $18,520	1,981,480	-
Total Other Assets	2,808,026	17,700
Total Assets	$ 6,654,397	$ 648,812
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 101,068	$ 12,754
Commission payable	12,756	-
Accrued expenses	107,365	16,939
Current portion of capital lease payable	245,572	-
Total Current Liabilities	466,761	29,693
Noncurrent Liabilities
Notes payable, net of amortized discount of $482,463	1,324,537	-
Capital lease payable, net of current portion	4,254,428	-
Total Noncurrent Liabilities	5,578,965	-
Stockholders' Equity
Common stock - no par value; 50,000,000 shares authorized;
9,461,907 and 10,719,411 shares outstanding, respectively	4,691,733	1,220,061
Deficit accumulated during the development stage	(4,083,062)	(600,942)
Total Stockholders' Equity	608,671	619,119
Total Liabilities and Stockholders' Equity	$ 6,654,397	$ 648,812

The accompanying notes are an integral part of these financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			January 11, 2001
			(Date of Inception)
			through
	For the Years Ended December 31,		December 31,
	2003	2002	2003
Revenue	$ -	$ -	$ -
General and administrative expenses	3,299,418	601,486	3,901,994
Loss from Operations	(3,299,418)	(601,486)	(3,901,994)
Interest expense	(195,918)	-	(195,918)
Interest income	13,216	1,634	14,850
Net Loss	$ (3,482,120)	$ (599,852)	$ (4,083,062)
Basic and Diluted Loss per Share	$ (0.33)	$ (0.12)
Weighted Average Number of
Common Shares Outstanding	10,542,848	4,857,262

The accompanying notes are an integral part of these financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity

Balance, January 11, 2001 (Date of Inception)	-	$ -	$ -	$ -

Capital contribution
January 2001 - no shares issued	-	2,200	-	2,200
Net loss for the period from January 11, 2001
through December 31, 2001	-	-	(1,090)	(1,090)
Balance, December 31, 2001	-	2,200	(1,090)	1,110

Stock issued for cash and services
June 2002 - $0.02 per share	3,544,170	66,020	-	66,020
July 2002 - $0.02 per share	295,348	5,500	-	5,500
October 2002 - $0.26 per share	531,626	140,400	-	140,400
July through October 2002 - $0.26 per share
net of deferred offering costs of $148,937	4,855,517	1,133,633	-	1,133,633
November 2002 - Acquisition of Kinship
Systems, Inc. $(0.09) per share	1,492,750	(127,692)	-	(127,692)
Net loss	-	-	(599,852)	(599,852)
Balance, December 31, 2002	10,719,411	1,220,061	(600,942)	619,119

Stock issued for services - January through
October 2002 - $1.50 to $2.50 per share	116,666	298,426	-	298,426
Exercise of warrants - June 2003 - $0.001 per share	690,000	690	-	690
Issuance of warrants in connection with debentures -
September through December 2003	-	1,173,556	-	1,173,556
Issue of warrants for services - September 2003	-	1,999,000	-	1,999,000
Redemption of shares
September 2003 - no consideration given	(2,044,170)	-	-	-
October 2003 - no consideration given	(20,000)	-	-	-
Net loss	-	-	(3,482,120)	(3,482,120)

Balance, December 31, 2003	9,461,907	$ 4,691,733	$(4,083,062)	$ 608,671

The accompanying notes are an integral part of these financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			January 11, 2001
			(Date of Inception)
			through
	For the Years Ended December 31,		December 31,
	2003	2002	2003
Cash Flows From Operating Activities
Net loss	$ (3,482,120)	$ (599,852)	$ (4,083,062)
Adjustments to reconcile net loss to net cash
from operating activities:
Issuance of common stock and warrants for services	2,297,426	145,900	2,443,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	85,866	-	85,866
Employee advance	(6,199)	-	(6,199)
Deposits	1,800	(17,700)	(15,900)
Accounts payable	88,314	-	88,314
Accrued expenses	90,426	(130,307)	(39,881)

Net Cash Used in Operating Activities	(924,487)	(601,959)	(1,527,536)

Cash Flows from Investing Activities
Cash paid for property and equipment	(1,042,403)	-	(1,042,403)
Issuance of note receivable	(400,000)	-	(400,000)
Payments received on note receivable	400,000	-	400,000

Net Cash Used in Investing Activities	(1,042,403)	-	(1,042,403)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants	1,807,000	-	1,807,000
Cash paid for offering and financing costs	(167,944)	(148,973)	(316,917)
Issuance of common stock for exercise of warrants	690	-	690
Proceeds from issuance of common stock	-	1,348,626	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	32,308	32,308

Net Cash Provided by Financing Activities	1,639,746	1,231,961	2,873,907

Net Change in Cash and Cash Equivalents	(327,144)	630,002	303,968

Cash and Cash Equivalents, Beginning of Period	631,112	1,110	-

Cash and Cash Equivalents, End of Period	$ 303,968	$ 631,112	$ 303,968

The accompanying notes are an integral part of these financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Nature of Business – The Company was incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc (Kinship). On November 18, 2002, the Company entered into a share exchange agreement with Caribbean Clubs International, Inc., a Delaware corporation (“CCI-Delaware”). Pursuant to the agreement, all of the shareholders of CCI-Delaware exchanged their shares for common stock of Kinship on a 1 for 11.8139 ratio (rounded to whole shares). As part of that transaction, the then officers and directors of Kinship resigned and were replaced by the Company’s current officers and directors. Kinship Systems, Inc. changed its name to Caribbean Clubs International, Inc. On August 29, 2003, the Company changed its name from Caribbean Clubs International, Inc. to CCI Group, Inc (CCI). On November 21, 2002, CCI-Delaware changed its name to CCI Resort Development Corporation, and is a wholly owned subsidiary of the Company. CCI-Delaware was incorporated in the State of Delaware on January 11, 2001.

For accounting purposes CCI was determined to be the acquiring entity. As a result the effect was the reorganization of CCI at the historical cost of its assets and liabilities in a manner similar to a stock split. The accompanying financial statements reflect the operations of CCI for all periods presented and have been restated to reflect the common shares issued in the reorganization as though they had been issued on the dates capital was contributed to CCI.

In accordance with SFAS 141 Business Combinations and EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business the agreement has been accounted for as the reorganization of CCI and the acquisition of Kinship’s assets. Accordingly, the 1,492,750 Kinship common shares that remained outstanding were accounted for as issued on November 18, 2002 in exchange for the assets and liabilities of Kinship and were recorded at the fair value of the assets and liabilities on November 18, 2002. At the date of acquisition, the estimated fair value of the assets acquired and liabilities assumed was as follows: $32,308 of cash and $160,000 of liabilities. For financial statement purposes CCI is considered the parent corporation.

The Company is considered to be a development stage company with its activities to date consisting of developing a network of “members’ only” resorts by acquiring or controlling boutique style resorts located in the Caribbean.  The company plans to sell memberships which entitle the member to use the resorts under a membership plan.  As of December 31, 2003, none of the Companies’ properties were operational.

Consolidation – The accompanying consolidated financial statements include the accounts and transactions of CCI for all periods presented and the accounts and transactions of its subsidiary from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

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

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through December 31, 2003, the Company earned no revenue and incurred a net loss of $4,083,062. The lack of operations and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company’s management has raised capital and acquired operating resort properties in the Caribbean in anticipation of commencing operations and ultimately attaining successful operations; however, there is no assurance that this will occur.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2003 the Company had cash in excess of federally insured limits.

Property and Equipment — Equipment, and furniture and fixtures are stated at cost. As of December 31, 2003, the property and equipment have not been placed into service and accordingly, no depreciation has been recorded.  When the property and equipment are placed into service, depreciation will be computed using the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance, repairs, and renewals will be charged to expense as incurred.  Expenditures for major renewals and betterments that extend the useful lives of existing equipment will be capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation will be removed and any resulting gain or loss is recognized in the statement of operations.

Long-lived assets are reviewed for impairment yearly.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the evaluation, no impairment was considered necessary during the years ended December 31, 2003 or 2002.

Deferred Offering Costs – The Company capitalizes direct costs associated with the acquisition of debt and equity financing which are netted against the actual proceeds.  These offering costs are amortized to interest expense over the life of the financing.

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

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share — Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per common share. At December 31, 2003, there were 2,998,680 potentially issuable shares that were not included in the earnings per share calculation as there effects would be anti-dilutive.

Stock Based Compensation — The Company accounts for stock options/warrents issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The accompanying financial statements include expense totaling $1,999,000 for stock options/warrants granted to employees during the year ended December 31, 2003.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amount indicated below for the year ended December 31, 2003 as well as the assumptions used to compute fair value:

December 31,	2003	2002
Net loss applicable to common shareholders, as reported	$(3,482,120)	$ (599,852)
Add: Stock based employee compensation included
in reported net loss	1,999,000	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(1,999,144)	-
Pro forma net loss per common share	$(3,481,976)	$ (599,852)

Loss per share, basic and diluted:
As Reported	$ (0.33)	$ (0.12)
Pro forma	$ (0.33)	$ (0.12)

The assumptions used to compute fair value for the stock based compensation is as follows:

Expected dividend yield	-	-
Risk-free interest rate	3.12%	-
Expected volatility	54.47%	-
Expected life	5 years	-
Weighted average fair value per share	$ 2.00	-

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements — In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  The Company adopted the requirements of SFAS 150 which had no effect on reported net loss.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 sets forth the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company adopted the requirements FIN 45 which had no effect on reported net loss.

Fair Values of Financial Instruments — The carrying amounts reported in the balance sheet for notes receivable and payable approximate their fair values because the interest rates approximate current interest rates to be received and charged on similar receivables and borrowings.

Reclassifications — The financial statements for the prior year have been reclassified to be consistent with the current presentation.  The reclassifications had no effect on net loss.

NOTE 2 – ACQUISITION OF RESORT PROPERTY

Sub-Lease Agreement – During September 2003, Beach Properties Barbuda Limited, a company organized under the laws of Antigua and a wholly owned subsidiary of the Company, entered into a sub-lease agreement with Impresa Guffanti Constructioni Edili SRL (“sub-lessor”), an Italian company, for a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies. The sub-lessor is unaffiliated with the Company and its officers and directors.

The resort is located on 90 acres of land leased from the Government of Antigua and Barbuda for a term of 99 years which commenced in 1989. Under the sublease agreement, the Company subleased from the sub-lessor the real property, buildings, and fixtures, and leased the remaining assets of the resort (collectively, the “Assets”). The Government of Antigua and Barbuda approved the sublease to the Company’s subsidiary, Beach Properties Barbuda Limited.

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

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Within 30 days of paying the full rental amounts, the Company has an option under the sublease agreement to acquire the Assets (subject to the underlying governmental lease) upon payment of the sum of $1 to the sub-lessor.

The resort was opened for business in April 2004.

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

Of the entire capitalized purchase price of $5,000,000, $3,000,000 was allocated to tangible property, buildings and equipment with expected lives ranging from 5 to 40 years.  Since the property had not yet been placed in service, no depreciation was taken through December 31, 2003.  The remaining $2,000,000 was allocated to lease rights pertaining to 80 acres of undeveloped land. The government of Barbuda has granted the Company rights to develop this land during the lease term which will be amortized over 36 years.  For the year ended December 31, 2003 the company recognized $18,520 of amortization expense.  The company expects to recognize $55,560 of amortization expense related to the lease each year for the next 36 years.

Pro Forma Information –The following unaudited pro forma financial statement data presents the results of operations of the Company for the years ended December 31, 2003 and 2002, respectively as if the asset acquisition had occurred at the beginning of those periods. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company’s results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

For the Years Ended December 31,	2003	2002
Revenue	$ 99,882	$ 100,000
Net loss	$(3,785,964)	$ (565,843)
Basic and diluted loss per common share	$ (0.36)	$ (0.22)

NOTE 3 – RELATED PARTY TRANSACTION

During the year ended December 31, 2003, the Company advanced an officer a total of $11,250 and the officer repaid $5,051 of that amount, resulting in a net receivable of $6,199 at December 31, 2003.  During September 2003, the advance was converted into a note that bears interest at 12 percent per annum. The note is unsecured and due on demand.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31,	2003	2002
Equipment	$ 273,359	$ -
Buildings	2,750,000	-
Deposit for construction	519,044	-
	3,542,403	-
Accumulated depreciation	-
Property and Equipment, net	$ 3,542,403	$ -

NOTE 5 – NOTES PAYABLE

On September 1, 2003, the Company commenced a private placement of subordinated notes payable, with a minimum offering of $450,000 and a maximum offering of $10,000,000. The notes are offered at 100% of the face or principal amount in the minimum denomination of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly.  Each note is redeemable at the election of the Company at any time at a price of 106% of the principal amount of each note. As of December 31, 2003, the Company issued notes totaling $1,807,000. The Company received $1,639,056 in proceeds, net of offering costs of $180,700.  Interest payable relating to the notes was $31,346 at December 31, 2003.  Subsequent to December 31, 2003, the Company received an additional $1,431,744 in proceeds, net of cash offering costs of $173,256.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering. Total warrants outstanding relating to the notes payable was 542,100 at December 31, 2003.

The proceeds from the offering were allocated to the financial instruments issued, based upon their relative fair values, and resulted in an allocation of $1,308,943 to the notes before deferred financing costs of $130,894 and $448,251 (which includes $49,806 of offering costs) to the warrants.  The deferred financing costs of $130,894 and the discount on the notes of $498,057 will be amortized as interest expense through August 31, 2008.  Interest expense recognized through December 31, 2003 was $19,284.  While the allocated value of the warrants was less than their fair value of $691,759, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.30%, expected dividend yield of 0%, volatility of 58%, and expected lives of 5 years.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Common Stock- On September 15, 2003, the Company and its Chairman entered into an agreement whereby the Chairman resigned from his position. As part of the resignation, the former Chairman surrendered 2,044,170 shares of common stock for no consideration. After the shares were surrendered to the Company, the shares were retired.

On October 29, 2002, the Company issued 531,626 common shares as compensation for services valued at $0.26 per share, which resulted in recognition of $140,400 in consulting fees.

From July to October 2002, the Company issued 4,855,517 common shares in conjunction with a private placement for $1,133,633 net of offering costs of $148,937.

On June 30, 2002 and July 19, 2002, the Company issued a total of 3,839,518 common shares to the Company’s president and its attorney in consideration for $71,520 cash and services rendered in conjunction with the formation of the Company. These services were valued $0.02 per share.

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

As part of the reverse acquisition of Kinship, the Company agreed to re-purchase 20,000 of the originally issued stock at a price per share of $2.50, if the Company did not register the shares with the Securities and Exchange Commission by March 31, 2003.  The Company failed to register the shares by March 31, 2003, and the stock was exchanged for a resort membership.  At the time of the transaction the resort was not operational; therefore no value was assigned to the membership.

Effective August 2002, the Company entered into a three year employment agreement with its president pursuant to which the officer would be paid an annual salary of $125,000. In addition, the officer was entitled to receive up to 300,000 shares of common stock on an earn out basis.  The agreement could be terminated by either party with advance written notice one year after its effective date.  For the year ended December 31, 2003, the Company issued 116,666 shares of stock to the officer as compensation under this agreement.  The fair value of the stock when issued was $298,426.  The agreement was terminated in October 2003.

Warrants- As discussed in Note 5, during October 2002, the Company entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  As part of this offering, the company issued warrants to purchase 542,100 shares of common stock.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the consummation of the offering, the Company agreed to issue an entity handling the offering, warrants to purchase 500,000 shares of common stock. The warrants have a five-year term and are exercisable at the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  On September 1, 2003, the Company issued 500,000 warrants to this entity, which had a fair value of $725,305.  The fair value of these warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.12%, expected dividend yield of 0%, volatility of 54.47%, and expected life of 5 years.  The value of the warrants was capitalized as deferred financing costs and will be amortized to interest expense through the due date of the notes payable (August 2008).  Interest expense recognized through December 31, 2003 was $48,062.

During September 2003, the Company issued a director, warrants to purchase 1,000,000 shares of common stock for services rendered.  These warrants have an exercise price of $0.001 per share, are exercisable upon issuance and expire five years from the date of issuance.  Upon issuing these warrants, the Company recognized $1,999,000 as compensation expense which is the difference between the exercise price and the market value of stock on the grant date.

In connection with the private placement of common stock from August to October 2002, the Company issued warrants to a registered broker dealer, to purchase 13% of the fully diluted common shares of the Company payable on a pro rata basis on the date of the closing (1,646,580 shares). The warrants have a five-year term and are exercisable at $0.001 per share.  Since the warrants were issued as part of an equity transaction, no value was allocated to the warrants.  On June 30, 2003, this entity exercised its right to purchase the Company’s stock at $0.001 per share and purchased 690,000 shares of stock for $690.

At December 31, 2003, the weighted average remaining life for all warrants outstanding was 4.37 years.  A summary of warrants outstanding is as follows:

Outstanding at December 31, 2001	-	$ -
Warrants granted	1,646,580	0.001
Outstanding at December 31, 2002	1,646,580	0.001
Warrants granted in connection with debentures	1,042,100	*
Warrants granted as compensation	1,000,000	0.001
Warrants exercised	(690,000)	0.001
Outstanding at December 31, 20003	2,998,680	*

Exercisable at December 31, 2003	2,998,680	*

* Exercise price for warrants granted in connection with debentures are to be the lessor of $1.00 or 50% of the closing stock price on the date the debenture funding terminates

NOTE 7 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation.  As of December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $1,999,356 which, if unused, will begin to expire in 2022.  The net deferred tax asset consists of the following at December 31, 2003 and 2002:

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002
Operating loss carryforwards	$ 745,760	$ 220,893
Stock compensation granted	745,627	-
Valuation allowance	(1,491,387)	(220,893)
Net deferred tax asset	$ -	$ -

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	2003	2002
Tax at Federal statutory rate (34%)	$(1,158,074)	$ (200,996)
State benefit, net of federal tax	(112,420)	(19,490)
Change in valuation allowance	1,270,494	220,486
Income tax provision	$ -	$ -

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease – In November 2002, the Company entered into a five-year operating lease for office space. The lease was effective December 1, 2002. Under terms of the lease, the Company will pay $5,300 per month through May 2008. The future minimum payments under this lease as of December 31, 2003 are as follows:

Year Ending December 31,
2004	$ 63,600
2005	63,600
2006	63,600
2007	63,600
2008	21,200

$ 275,600

The Company incurred rent expense of $63,600 and $80,989 during the years ended December 31, 2003 and 2002, respectively.

Capital Lease – As discussed in Note 2, the Company entered into a capital lease obligation for the acquisition of resort property.  The following schedule shows the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2003:

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,
2004	$ 494,121
2005	494,121
2006	872,578
2007	872,578
2008	872,578
Thereafter	2,007,950
Net minimum lease payments	5,613,926
Less: amount representing interest	(1,113,926)
Present value of net minimum lease payments	4,500,000
Less: current portion	(245,572)
Capital lease obligation-long term	$ 4,254,428

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,	2003	2002
Supplemental cash flow information-
Cash paid for interest	$ 21,206	$ -
Non-cash investing and financing activities-
Acquisition of land lease rights and equipment
through issuance of capital lease payable	$ 4,500,000	$ -
Issuance of warrants as deferred financing
costs in connection with debentures	$ 725,305	$ -
Liabilities assumed less cash received through
The acquisition of Kinship Systems, Inc.	$ -	$ 127,692