Form 10QSB
period 2004-03-31
CCI GROUP INC
filed 2004-05-25
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        March 31, 2004

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

The number of shares issued and outstanding of our common stock, no par value, as of March 31, 2004 was 9,461,907.

INDEX

CCI Group, Inc.

For The Quarter Ending March 31, 2004

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2004 and

  December 31, 2003

4

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three Months ended March 31, 2004 and 2003, and for the Period from

  January 11, 2001 (Date of Inception) through March 31, 2004

5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three Months Ended March 31, 2004 and 2003, and for the Period from

  January 11, 2001 (Date of Inception) through March 31, 2004

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

7

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item

3.

Controls and Procedures.

13

Part II.  Other Information

Item

1.

Legal Proceedings

14

Item

2.

Changes in Securities and Use of Proceeds

14

Item

4.

Submission of Matters to a Vote of Security Holders

14

Item

5.

Other Matters

14

Item

6.

Exhibits and Reports on Form 8-K

14

Signatures

  15

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 117,182	$ 303,968
Total Current Assets	117,182	303,968
Property and Equipment, Net	4,059,901	3,542,403
Other Assets
Deposits	15,900	15,900
Note receivable - employee	6,199	6,199
Deferred financing costs, net of accumulated amortization of
$97,044 and $51,752, respectively	860,763	804,447
Land lease rights, net of accumulated amortization of $32,410
and $18,520, respectively	1,967,590	1,981,480
Total Other Assets	2,850,452	2,808,026
Total Assets	$ 7,027,535	$ 6,654,397
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 195,688	$ 101,068
Commission payable	26,056	12,756
Accrued expenses	88,780	107,365
Current portion of capital lease payable	265,819	245,572
Total Current Liabilities	576,343	466,761
Noncurrent Liabilities
Notes payable, net of amortized discount of $803,811 and
$482,463, respectively	2,374,189	1,324,537
Capital lease payable, net of current portion	4,186,669	4,254,428
Total Noncurrent Liabilities	6,560,858	5,578,965
Stockholders' Equity (Deficit)
Common stock - no par value; 50,000,000 shares authorized;
9,461,907 shares outstanding	5,011,168	4,691,733
Deficit accumulated during the development stage	(5,120,834)	(4,083,062)
Total Stockholders' Equity (Deficit)	(109,666)	608,671
Total Liabilities and Stockholders' Equity (Deficit)	$ 7,027,535	$ 6,654,397

See accompanying notes to unaudited condensed consolidated financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			For the period
			January 11, 2001
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2004	2003	March 31, 2004
Revenue	$ -	$ -	$ -
General and administrative expenses	845,371	262,503	4,747,365
Loss from Operations	(845,371)	(262,503)	(4,747,365)
Interest expense	(192,401)	-	(388,319)
Interest income	-	8,678	14,850
Net Loss	$ (1,037,772)	$ (253,825)	$ (5,120,834)
Basic and Diluted Loss per Share	$ (0.11)	$ (0.02)
Weighted Average Number of
Common Shares Outstanding	9,461,907	10,719,411

See accompanying notes to unaudited condensed consolidated financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period
			January 11, 2001
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2004	2003	March 31, 2004
Cash Flows From Operating Activities
Net loss	$ (1,037,772)	$ (253,825)	$ (5,120,834)
Adjustments to reconcile net loss to net cash
from operating activities:
Issuance of common stock and warrants for services	-	-	2,443,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	92,761	-	178,627
Interest Receivable	-	(3,308)	-
Employee advance	-	(11,250)	(6,199)
Deposits	-	-	(15,900)
Accounts payable	94,620	21,633	182,934
Accrued expenses	(18,585)	(1,772)	(58,466)

Net Cash Used in Operating Activities	(868,976)	(248,522)	(2,396,512)

Cash Flows from Investing Activities
Cash paid for property and equipment	(517,498)	-	(1,559,901)
Issuance of note receivable	-	(400,000)	(400,000)
Payments received on note receivable	-	30,000	400,000

Net Cash Used in Investing Activities	(517,498)	(370,000)	(1,559,901)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants	1,371,000	-	3,178,000
Cash paid for offering and financing costs	(123,800)	-	(440,717)
Principle payments on capital lease	(47,512)	-	(47,512)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308

Net Cash Provided by Financing Activities	1,199,688	-	4,073,595

Net Change in Cash and Cash Equivalents	(186,786)	(618,522)	117,182

Cash and Cash Equivalents, Beginning of Period	303,968	631,112	-

Cash and Cash Equivalents, End of Period	$ 117,182	$ 12,590	$ 117,182

See accompanying notes to unaudited condensed consolidated financial statements.

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The Company is considered to be a development stage company with its activities to date consisting of developing a network of “members’ only” resorts by acquiring or controlling boutique style resorts located in the Caribbean.  The Company acquired its first resort, a 24 room property located in Barbuda West Indies, in September 2003.  The Barbuda property commenced operations in April 2004.  The Company plans to sell memberships which entitle the member to use the resorts under a membership plan.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Inter-company accounts and transactions have been eliminated in consolidation.

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Basic and Diluted Loss Per Share —At March 31, 2004, there were 3,409,980 warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

Stock Based Compensation — The Company accounts for stock options/warrants issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company did not issue any options or warrants to the directors, officers or employees during the three months ended March 31, 2004 or 2003.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through March 31, 2004, the Company earned no revenue and incurred a net loss of $5,120,834.  The lack of revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company’s management has raised capital and acquired operating resort properties in the Caribbean in anticipation of commencing operations and ultimately attaining successful operations; however, there is no assurance that this will occur.

NOTE 2 – NOTES PAYABLE

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

During the three months ended March 31, 2004, the Company issued notes totaling $1,371,000.  The Company received $1,233,900 net of offering costs of $137,100.  From the commencement of the offering through March 31, 2004, the Company has issued notes totaling $3,178,000. Interest payable relating to the notes was $30,412 at March 31, 2004.  Subsequent to March 31, 2004, the Company received an additional $528,960 in proceeds, net of cash offering costs of $58,773.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 411,300 warrants relating to the notes payable issued during the three months ended March 31, 2004.

The proceeds from the offering were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $1,016,078 to the notes before deferred financing costs of $101,607 and $319,435 (which includes $35,493 of offering costs) to the warrants.

The total deferred financing costs at March 31, 2004 of $232,502 and the discount on the notes of $860,763 will be amortized as interest expense through August 31, 2008.  Interest expense recognized for the three months ended March 31, 2004 was $78,872.  While the allocated value of the warrants was less than their fair value of $481,423, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.99%, expected dividend yield of 0%, volatility of 53%, and expected lives of 5 years.

NOTE 3 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 2, during October 2002, the Company entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the three months ended March 31, 2004, the company issued warrants to purchase 411,300 shares of common stock.  At March 31, 2004, the Company had 3,409,980 warrants outstanding.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

For the Three Months Ended March 31,	2004	2003
Supplemental cash flow information-
Cash paid for interest	$ 132,112	$ -

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of our consolidated accounts for the periods indicated.

Results of Operations.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this  report.

Overview.

We are CCI Group, Inc., and our wholly owned subsidiaries are Caribbean Clubs International, Inc., a Delaware corporation, and  Beach Properties Barbuda Limited, an Antiguan company. Unless the context indicates otherwise, any reference to “our” or “we” includes our subsidiaries.

We were incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc.  We changed our name to Kinship Systems, Inc. on March 2, 2000. CCI-Delaware was incorporated, and on  August 13, 2003, Beach Properties Barbuda Limited was incorporated.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

Plan Of Operations.

We acquired our first resort, a 24 room property located in Barbuda West Indies, in September 2003. The resort was formerly known as “Palmetto Beach Hotel.” In December 2003, we commenced a renovation project on the resort, now called “The Beach-Barbuda,” which were completed in April 2004. Renovations through April 2004 are estimated to be $1,600,000. The resort commenced operations in April 2004. We intend to acquire and/or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties. We commenced memberships and resort marketing in April 2004.

We will be required to raise additional funds in order to acquire other resort properties. Our cash requirements for the next 12 months will be dependent upon whether we are able to acquire other resorts. We expect to acquire resort properties through a combination of cash and seller financing. The debt will be paid over a period of time under terms negotiated by the parties. The amount of seller financing likely will bear annual interest of rates between 8 to 12% and will be secured by the resort property. Presently, we are negotiating the acquisition terms of two new resort properties, however, formal agreements have not been entered into by the respective parties. While we can not predict the amount of funds required for any transaction, we would expect that between $500,000 and $2,000,000 will be required as a down payment for each resort acquisition. Our working capital needs for the next 12 months, other than for resort acquisitions, will encompass our New York operations and our Barbuda resort. Working capital for our New York operations are estimated to be $1,434,000 for the 12 month period, which includes membership and resort marketing, salaries and related costs to employees, rent, fees to consultants and professionals, and debt services for our subordinated notes issued during 2003, travel, other general and administrative charges, and resort lease payments. Membership and resort marketing including the initiation of our resort and membership sales campaign are estimated to be $100,000 for the period; salaries including compensation to our President and to the vice president of marketing of our subsidiary and related costs to employees are estimated to be $300,000 for the  period; rent is estimated to be $64,000 for the period; fees to consultants including amounts paid for accounting, legal, financial audits and reviews, and technical support are estimated to be $180,000 for the period; debt service on subordinated notes sold during 2003 is estimated to be $220,000 for the period; travel and related expenses for officers and consultants to exiting and proposed locations are estimated to be $50,000 for the period; miscellaneous expenses for phone, suppliers and related costs are estimated to be $20,000 for the period; and resort lease payments  under the sub-lease agreement for our recently acquired resort are estimated to be $500,000. Operating expenditures for our Barbuda resort are estimated to be $1,600,000, which includes; salaries and related costs estimated to be $650,000, food and beverage costs estimated to be $360,000, room related charges estimated to be $340,000, maintenance and utilities estimated to be $120,000, and general and administrative and miscellaneous costs estimated to be $220,000. We are uncertain whether revenues from operations of the resort will be sufficient to satisfy the operating expenditures, in which event we will be required to raise funds to meet the operating shortfall, as discussed below.

We expect to fund our total working capital needs through funds raised from the private placement of our securities, from operations of our Barbuda resort, and from sales of our membership program. We are seeking to raise funds that will meet our cash requirements described above. We have entered into an agreement with a broker-dealer to raise the stated capital on a best efforts basis through the sale of subordinated notes. During fiscal 2003 and through the first quarter of 2004, we raised approximately $3,178,000 in gross proceeds in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denominations of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the Notes accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant (“Warrant”). The Warrant enables the holder to purchase 300 shares of the Company’s common stock (“Warrant Shares”) for each $1,000 in face value of the Notes subscribed. The exercise period of the Warrant is five years from the date of issuance. The per share exercise price for the Warrant Shares will equal 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the Offering.  The offering is being made pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended; specifically the offering is being conducted in a manner to comply with Rule 506 of Regulation D. Neither the offering nor the terms thereof have been reviewed, approved or disapproved, nor has the accuracy or adequacy of the information set forth therein been passed upon, by the Securities and Exchange Commission or any state securities commission. Any representation to the contrary is a criminal offense. The securities being offered are restricted securities and may not be sold without registration under the Securities Act and applicable state regulations, or an exemption therefrom.  We cannot predict whether the offering will be successful in raising the required capital. If we are unsuccessful in raising the described funds, we may not be able to complete our plan of operations as discussed above.

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

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2003. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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

Part II – Other Information

Item 1.  Legal Proceedings

On March 3, 2004, we and our subsidiary, Caribbean Clubs International, Inc., filed a complaint in the Supreme Court for the State of New York against the former president of our subsidiary seeking declaratory relief. On October 21, 2003, our subsidiary terminated its employment relationship with the defendant under a “for cause” provision in the employment agreement. The defendant has asserted certain claims against us, including that he was entitled to participate in the November 2002 stock exchange agreement between us and our subsidiary (despite the fact that the defendant at no time was a shareholder of our subsidiary), and therefore, he is entitled to additional shares of our common stock under the terms of the stock exchange agreement. He also alleges that he was terminated without sufficient cause under the employment agreement, and therefore is entitled to additional compensation, in the form of salary and common stock under the agreement, among other claims. Our declaratory action seeks the court to demand that the defendant was not entitled to participate in the stock exchange agreement and is not entitled to additional shares of our common stock, and that the defendant was properly discharged for cause under the agreement and is not entitled to any additional compensation or other claims. As of the date of this report, the defendant has not filed an answer to the complaint.

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of 2004, we raised approximately $1,233,900 net of offering costs of $137,100 in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denominations of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

Date: May 24,2004

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

15