Form 10QSB
period 2004-06-30
CCI GROUP INC
filed 2004-08-23
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        June 30, 2004

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

The number of shares issued and outstanding of our common stock, no par value, as of June 30, 2004 was 9,661,907.

See accompanying notes to unaudited condensed consolidated financial statements.

#

INDEX

CCI Group, Inc.

For The Quarter Ending June 30, 2004

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2004 and

  December 31, 2003

4

Condensed Consolidated Statements of Operations (Unaudited ) for the Three Months

  And Six Months ended June 30, 2004 and 2003, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2004

5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

  Six Months Ended June 30, 2004 and 2003, and for the Period from January 11, 2001

  (Date of Inception) through June 30, 2004

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

8

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

12

Item

3.

Controls and Procedures.

15

Part II.  Other Information

Item

1.

Legal Proceedings

15

Item

2.

Changes in Securities and Use of Proceeds

16

Item

4.

Submission of Matters to a Vote of Security Holders

16

Item

5.

Other Matters

16

Item

6.

Exhibits and Reports on Form 8-K

16

Signatures

  17

See accompanying notes to unaudited condensed consolidated financial statements.

#

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 156,796	$ 303,968
Accounts receivable	268	-
Note receivable - employee	6,199	6,199
Total Current Assets	163,263	310,167
Property and Equipment, Net	4,244,027	3,542,403
Other Assets
Deposits	15,900	15,900
Deferred financing costs, net of accumulated amortization of
$147,789 and $51,752, respectively	894,888	804,447
Land lease rights, net of accumulated amortization of $46,300
and $18,520, respectively	1,953,700	1,981,480
Total Other Assets	2,864,488	2,801,827
Total Assets	$ 7,271,778	$ 6,654,397
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 287,121	$ 101,068
Commission payable	-	12,756
Accrued expenses	194,443	107,365
Current portion of capital lease payable	269,304	245,572
Total Current Liabilities	750,868	466,761
Noncurrent Liabilities
Notes payable, net of amortized discount of $1,034,329 and
$482,463, respectively	3,276,172	1,324,537
Capital lease payable, net of current portion	4,118,023	4,254,428
Total Noncurrent Liabilities	7,394,195	5,578,965
Stockholders' Equity (Deficit)
Common stock - no par value; 50,000,000 shares authorized;
9,661,907 and 9,461,907 shares outstanding, respectively	5,566,581	4,691,733
Deficit accumulated during the development stage	(6,439,866)	(4,083,062)
Total Stockholders' Equity (Deficit)	(873,285)	608,671
Total Liabilities and Stockholders' Equity (Deficit)	$ 7,271,778	$ 6,654,397

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period
					January 11, 2001
	For the Three Months		For the Six Months		(Date of Inception)
	Ended June 30,		Ended June 30,		through
	2004	2003	2004	2003	June 30, 2004
Revenue	$ 6,494	$ -	$ 6,494	$ -	$ 6,494
General and administrative expenses	1,060,981	262,503	1,906,352	459,401	5,808,346
Loss from Operations	(1,054,487)	(262,503)	(1,899,858)	(459,401)	(5,801,852)
Interest expense	(275,407)	-	(467,808)	-	(663,726)
Interest income	16	8,678	16	11,668	14,866
Foreign currency exchange gain	10,846	-	10,846	-	10,846
Net Loss	$(1,319,032)	$ (253,825)	$(2,356,804)	$ (447,733)	$ (6,439,866)
Basic and Diluted Loss per Share	$ (0.14)	$ (0.02)	$ (0.25)	$ (0.04)
Weighted Average Number of
Common Shares Outstanding	9,494,874	10,719,411	9,478,391	10,719,411

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period
			January 11, 2001
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2004	2003	June 30, 2004
Cash Flows From Operating Activities
Net loss	$ (2,356,804)	$ (447,733)	$ (6,439,866)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	27,390	-	27,390
Issuance of common stock and warrants for services	300,000	-	2,743,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	210,672	-	296,538
Gain on foreign currency exchange	(10,846)	-	(10,846)
Changes in operating assets and liabilities:
Receivables	(268)	(1,000)	(268)
Employee advance	-	(11,250)	(6,199)
Deposits	-	-	(15,900)
Accounts payable	186,053	18,627	274,367
Accrued expenses	87,077	4,728	47,196

Net Cash Used in Operating Activities	(1,556,726)	(436,628)	(3,084,262)

Cash Flows from Investing Activities
Cash paid for property and equipment	(729,014)	-	(1,771,417)
Issuance of note receivable	-	(400,000)	(400,000)
Payments received on note receivable	-	340,000	400,000

Net Cash Used in Investing Activities	(729,014)	(60,000)	(1,771,417)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants	2,503,500	-	4,310,500
Cash paid for offering and financing costs	(263,106)	-	(580,023)
Principle payments on capital lease	(112,672)	-	(112,672)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308

Net Cash Provided by Financing Activities	2,127,722	-	5,001,629

Net Change in Cash and Cash Equivalents	(158,018)	(496,628)	145,950

Effect of Exchange Rate Change on Cash	10,846	-	10,846

Cash and Cash Equivalents, Beginning of Period	303,968	631,112	-

Cash and Cash Equivalents, End of Period	$ 156,796	$ 134,484	$ 156,796

See accompanying notes to unaudited condensed consolidated financial statements.

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Basic and Diluted Loss Per Share —At June 30, 2004, there were 3,749,730 warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

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

The Company did not issue any options or warrants to the directors, officers or employees during the three and six months ended June 30, 2004 or 2003.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11,

2001 (date of inception) through June 30, 2004, the Company earned nominal revenue and incurred a net loss of $6,439,866.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Subordinated Notes Payable

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

During the six months ended June 30, 2004, the Company issued notes totaling $2,503,500.  The Company received $2,253,150 net of offering costs of $250,350. From the commencement of the offering through June 30, 2004, the Company has issued notes totaling $4,310,500. Interest payable relating to the notes was $136,924 at June 30, 2004. Subsequent to June 30, 2004, the Company received an additional $49,500 in proceeds, net of cash offering costs of $5,500.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 751,050 warrants relating to the notes payable issued during the six months ended June 30, 2004 at exercise prices ranging from $0.65 to $1.00.

The proceeds from the offering for the six months ended June 30, 2004 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $1,864,780 to the notes before deferred financing costs of $186,478 and $574,848 (which includes $63,872 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $861,856, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.61%, expected dividend yield of 0%, volatility of 55%, and expected lives of 5 years.

The total deferred financing costs at June 30, 2004 of $1,042,677 and the discount on the notes of $1,136,777 will be amortized as interest expense through August 31, 2008.  Interest expense recognized for the six months ended June 30, 2004 was $182,892.

NOTE 3 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 2, the Company has entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the six months ended June 30, 2004, the company issued warrants to purchase 751,050 shares of common stock.  At June 30, 2004, the Company had 3,749,730 warrants outstanding.

Common Stock- In June 2004, as consideration for a full release of any claims against the Company, two former officers were each granted 100,000 shares of common stock. These shares were valued at $300,000 ($1.50 per share), which was the market value of the stock on the date of issuance, and included in the accompanying financial statements as part of general and administrative expense.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $179,254 of interest expense during the six months ended June 30, 2004.

NOTE 5 – SUBSEQUENT EVENT

Subordinated Notes Payable

Subsequent to June 30, 2004, the Company received an additional $49,500 in proceeds, net of cash offering costs of $5,500.

Laurus Transaction.

On July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The term of the note is three years and bears interest at the rate of prime plus two percent, subject to a minimum rate and adjustments. The funds received from the note, less a $367,500 fee payable to Laurus, have been placed in a restricted bank account under the sole dominion and control of Laurus. The ability to use the funds is subject to limitations and restrictions. The Company is required to make monthly payments of principal and interest, on amounts not in the restricted account, with principal payments commencing November 1, 2004. For amounts drawn from the restricted account on or prior to July 29, 2005, the principal payments will be based on a ten year amortization schedule and for amounts drawn from the restricted account after such date, the principal payments will be based on a five year amortization schedule. The Company has the right to prepay all amounts drawn down by paying 101% of such amount in cash. The note is convertible into common stock at a fixed price of $1.37 per share.

In connection with the agreement and term note, the Company issued Laurus stock options and stock purchase warrants to acquire the Company’s common stock. The stock option agreement enables Laurus to acquire up to 2,786,941 shares of common stock, fully diluted as of the date of the closing. The option is exercisable during a 10 year term at an exercise price of $.0036 per share.

The agreement also grants Laurus stock purchase warrants that provide the right to acquire 807,692 shares of the Company’s common stock during a seven year term. The exercise prices of the warrant are $2.26, $2.40, and $2.74, respectively, each for one third of the common shares covered under the warrant. On or before August 29, 2004, the Company is required to file a registration statement with the Securities and Exchange Commission (Commission) covering the common stock issuable upon conversion of amounts due under the note, as described above, as well as the  common shares issuable upon exercise of the stock options and the stock purchase warrants described above.  The total number of common shares to be received by Laurus upon conversion of the note and upon exercise of the stock options and stock purchase warrants may not exceed 4.99% of the outstanding common stock, although, Laurus may void the stated limitation by providing the Company with 75 days notice of their election to void the limitation.

For accounting purposes, the Company is still evaluating the classification of the transaction and the allocation of the value assigned to the notes payable, stock warrants, stock options and any resulting discount on the notes payable.

Promissory Notes

During July 2004, the Company issued promissory notes totaling $503,000.  Interest accrues on these notes at a rate of 12% and the interest and principal are due in January 2005.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has a consulting agreement in place which provides for a finders fee equal to 5% of the purchase price of any properties the Company purchases that were introduced by the consultant. The consultant is an NASD  broker dealer and the Company’s chairman is an officer of the broker dealer.  Under this agreement, the Company will pay $250,000 to the consultant for the purchase of the Palmetto Beach Hotel when the Company obtains title to the property at the end of the lease. The Company also is obligated to pay $100,000 to an independent third party when the Company obtains title to the property at the end of the lease.

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

We were incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc.  We changed our name to Kinship Systems, Inc. on March 2, 2000. CCI-Delaware was incorporated on January 11, 2001, and on  August 13, 2003, Beach Properties Barbuda Limited was incorporated.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

Plan Of Operations.

We acquired our first resort, a 24 room property located in Barbuda West Indies, in September 2003. The resort was formerly known as “Palmetto Beach Hotel.” In December 2003, we commenced a renovation project on the resort, now called “The Beach-Barbuda,” which was completed in April 2004. During late 2003 and through April 2004, we renovated the resort and spent approximately $1,600,000 in renovations. The resort commenced operations in April 2004. We also commenced membership and resort marketing in April 2004. We intend to acquire and/or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties, however, as of the date of this report, we have not entered into any formal agreements for the acquisition of any resort.

We will be required to raise additional funds in order to acquire other resort properties. Our cash requirements for the next 12 months will be dependent upon whether we are able to acquire other resorts. In each resort acquisition, we will seek to negotiate some amount of seller financing, however, we can not predict whether we will be able to do so. We will have to raise funds to pay for the cash portion of any resort acquisition. As reported on Form 8-K filed on August 4, 2004 (as amended), we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. We expect to use such proceeds to acquire additional resort properties. We may use the funds to pay for up to 60% of the lesser of (i) the total cash paid for an acquired resort property or (ii) of the appraised value of the property, provided that; certain terms and condition are met including that Laurus approve the transaction and that they receive a first, priority lien on each property acquired with the note funds. We will require additional financing to pay for the remaining 40% of the acquisition price of any new resort. We intend to raise such funds through the private placement of our debt or equity securities.

Presently, we are negotiating the acquisition terms of two new resort properties, however, formal agreements have not been entered into by the respective parties. While we can not predict the amount of funds required for any transaction, we would expect that between $500,000 and $2,000,000 will be required as a down payment for each resort acquisition. Our working capital needs for the next 12 months, other than for resort acquisitions, will encompass our New York operations and our Barbuda resort. Working capital for our New York operations are estimated to be $1,500,000 for the 12 month period, which includes membership and resort marketing, salaries and related costs to employees, rent, fees to consultants and professionals, and debt services for our subordinated notes issued during 2003, travel, other general and administrative charges, and resort lease payments. Membership and resort marketing including the initiation of our resort and membership sales campaign are estimated to be $100,000 for the period; salaries including compensation to our President and to the vice president of marketing of our subsidiary and related costs to employees are estimated to be $300,000 for the  period; rent is estimated to be $64,000 for the period; fees to consultants including amounts paid for accounting, legal, financial audits and reviews, and technical support are estimated to be $180,000 for the period; debt service on subordinated notes sold during 2003 is estimated to be $220,000 for the period; travel and related expenses for officers and consultants to exiting and proposed locations are estimated to be $50,000 for the period; miscellaneous expenses for phone, suppliers and related costs are estimated to be $86,000 for the period; and resort lease payments  under the sub-lease agreement for our recently acquired resort are estimated to be $500,000. Operating expenditures for our Barbuda resort are estimated to be $1,690,000, which includes; salaries and related costs estimated to be $650,000, food and beverage costs estimated to be $360,000, room related charges estimated to be $340,000, maintenance and utilities estimated to be $120,000, and general and administrative and miscellaneous costs estimated to be $220,000. We are uncertain whether revenues from operations of the resort will be sufficient to satisfy the operating expenditures, in which event we will be required to raise funds to meet the operating shortfall, as discussed below.

We expect to fund our total working capital needs through funds raised from the private placement of our securities, from operations of our Barbuda resort, and from sales of our membership program. We are seeking to raise funds that will meet our cash requirements described above. We have entered into an agreement with a broker-dealer to raise the stated capital on a best efforts basis through the sale of subordinated notes. During fiscal 2003 and through the second quarter of 2004, we raised approximately $4,310,500 in gross proceeds in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denomination s of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the Notes accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant (“Warrant”). The Warrant enables the holder to purchase 300 shares of the Company’s common stock (“Warrant Shares”) for each $1,000 in face value of the Notes subscribed. The exercise period of the Warrant is five years from the date of issuance. The per share exercise price for the Warrant Shares will equal 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the Offering.  The offering is being made pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended; specifically the offering is being conducted in a manner to comply with Rule 506 of Regulation D. The securities being offered are restricted securities and may not be sold without registration under the Securities Act and applicable state regulations, or an exemption therefrom.  We cannot predict whether the offering will be successful in raising the required capital. If we are unsuccessful in raising the described funds, we may not be able to complete our plan of operations as discussed above.

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

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2003. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of June 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company has identified a weakness in internal control over the processes of entering financial statement data which includes entering cash receipts, cash disbursements and general journal entries regarding its Barbuda subsidiary. Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, and in collaboration with the Company’s Board, is developing a plan to correct this weakness in internal control going forward. The plan will entail implementation of improved procedures and controls over recording accounting transactions. The plan will be reviewed monitored by the Company management including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

In an effort to improve its internal controls over the processing of financial data with respect to its Barbuda subsidiary, the Company has recently hired an accountant in Barbuda to provide accounting service to the Company. Other than as stated, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of this evaluation.

Part II – Other Information

Item 1.  Legal Proceedings

As reported in our Form 10-QSB for the period ended March 31, 2004, on March 3, 2004, we and our subsidiary, Caribbean Clubs International, Inc., filed a complaint in the Supreme Court for the State of New York against the former president of our subsidiary seeking declaratory relief against certain claims made by the defendant against us.  On October 21, 2003, our subsidiary terminated its employment relationship with the defendant under a “for cause” provision in the employment agreement. The defendant entered into an employment agreement with our subsidiary, and was entitled to receive a total of 300,000 shares of  our common stock during a 3 year term, vesting at the month rate of 8,334. The defendant received a total of 116,666 shares of common stock of the Company under the employment agreement. The defendant asserted certain claims against us, including that he was entitled to participate in the November 2002 stock exchange agreement between us and our subsidiary (despite the fact that the defendant at no time was a shareholder of our subsidiary), and therefore, he is entitled to a total of 1,598,776 shares of our common stock under the terms of the stock exchange agreement. He also alleged that he was terminated without sufficient cause under the employment agreement, and therefore is entitled to additional compensation, in the form of salary and common stock under the agreement, among other claims. Our declaratory action seeks the court to determine that the defendant was not entitled to participate in the stock exchange agreement and is not entitled to additional shares of our common stock, and that the defendant was properly discharged for cause under the agreement and is not entitled to any additional compensation or other claims. The defendant has filed an answer and a counterclaim now alleging that he is entitled to 3,544,170 shares of our common stock., and that he was terminated without sufficient cause under the employment agreement, and therefore is entitled to additional cash compensation of approximately $50,000 under the agreement. As of the date of this report, we have responded to the counterclaim denying the claims of the defendant.

Item 2.  Changes in Securities and Use of Proceeds

During the second quarter of 2004, we raised approximately $1,019,250 net of offering costs of $113,200 in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denomination s of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date:  August 23, 2004

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#