Form 10QSB
period 2004-09-30
CCI GROUP INC
filed 2004-11-22
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        September 30, 2004

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

The number of shares issued and outstanding of our common stock, no par value, as of November 11, 2004 was 9,681,907.

#

INDEX

CCI Group, Inc.

For The Quarter Ending September 30, 2004

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2004 and

  December 31, 2003

4

Condensed Consolidated Statements of Operations (Unaudited ) for the Three Months

  And Nine Months ended September 30, 2004 and 2003, and for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2004

5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

  Nine Months Ended September 30, 2004 and 2003, and for the Period from

  January 11, 2001  (Date of Inception) through September 30, 2004

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 278,087	$303,968
Accounts receivable	13,630	-
Note receivable - employee	6,199	6,199
Total Current Assets	297,916	310,167
Property and Equipment, Net	4,147,964	3,542,403
Other Assets
Deposits	115,900	15,900
Deferred financing costs, net of accumulated amortization of
$523,638 and $51,752, respectively	6,308,567	804,447
Land lease rights, net of accumulated amortization of $60,188
and $18,520, respectively	1,939,812	1,981,480
Total Other Assets	8,364,279	2,801,827
Total Assets	$ 12,810,159	$6,654,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 301,044	$ 101,068
Reservation deposits	43,916	-
Commission payable	42,765	12,756
Accrued expenses	235,395	107,365
Current portion of notes payable	973,000	-
Current portion of capital lease payable	257,447	245,572
Total Current Liabilities	1,853,567	466,761
Noncurrent Liabilities
Notes payable, net of amortized discount of $986,937 and
$482,463, respectively	3,806,063	1,324,537
Capital lease payable, net of current portion	3,995,656	4,254,428
Total Noncurrent Liabilities	7,801,719	5,578,965
Stockholders' Equity
Common stock - no par value; 50,000,000 shares authorized;
9,661,907 and 9,461,907 shares outstanding, respectively	10,930,270	4,691,733
Deficit accumulated during the development stage	(7,775,397)	(4,083,062)
Total Stockholders' Equity	3,154,873	608,671
Total Liabilities and Stockholders' Equity	$ 12,810,159	$6,654,397

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					January 11, 2001
					(Date of Inception)
	For the Three Months		For the Nine Months		through
	Ended September 30,		Ended September 30,		September 30
	2004	2003	2004	2003	2004
Revenue	$ 68,521	$-	$75,015	$-	$75,015
General and administrative expenses	$812,157	2,195,617	$2,718,509	2,655,018	6,620,503
Loss from Operations	(743,636)	(2,195,617)	(2,643,494)	(2,655,018)	(6,545,488)
Interest expense	(622,887)	(22,376)	(1,090,695)	(22,376)	(1,286,613)
Interest income	1,691	548	1,707	12,216	16,557
Foreign currency exchange gain	29,301	-	40,147	-	40,147
Net Loss	$(1,335,531)	$(2,217,445)	$(3,692,335)	$(2,665,178)	$(7,775,397)
Basic and Diluted Loss per Share	$(0.14)	$(0.20)	$(0.39)	$(0.24)
Weighted Average Number of
Common Shares Outstanding	9,661,907	11,273,304	9,540,009	10,906,071

See accompanying notes to unaudited condensed consolidated financial statements.

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			January 11, 2001
			(Date of Inception)
	For the Nine Months Ended		through
	September 30,		September 30,
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$(3,692,335)	$(2,665,178)	$(7,775,397)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	166,642	-	166,642
Issuance of common stock and warrants for services	300,000	2,027,167	2,743,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	664,711	15,021	750,577
Gain on foreign currency exchange	(40,147)	-	(40,147)
Changes in operating assets and liabilities:
Receivables	(13,630)	-	(13,630)
Employee advance	-	(8,400)	(6,199)
Deposits	(100,000)	-	(115,900)
Accounts payable	240,123	28,713	328,437
Reservation deposits	43,916	-	43,916
Accrued expenses	128,030	(11,885)	88,149

Net Cash Used in Operating Activities	(2,302,690)	(614,562)	(3,830,226)

Cash Flows from Investing Activities
Cash paid for property and equipment	(772,203)	(500,000)	(1,814,606)
Issuance of note receivable	-	(400,000)	(400,000)
Payments received on note receivable	-	400,000	400,000

Net Cash Used in Investing Activities	(772,203)	(500,000)	(1,814,606)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants	3,564,500	566,000	5,371,500
Cash paid for offering and financing costs	(268,591)	(49,000)	(585,508)
Principle payments on capital lease	(246,897)	-	(246,897)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308

Net Cash Provided by Financing Activities	3,049,012	517,000	5,922,919

Net Change in Cash and Cash Equivalents	(25,881)	(597,562)	278,087

Cash and Cash Equivalents, Beginning of Period	303,968	631,112	-

Cash and Cash Equivalents, End of Period	$ 278,087	$ 33,550	$ 278,087

Non Cash Investing and Financing Activities
Deferred financing costs settled with options/warrants	$5,348,469	$ 725,305
Deferred financing costs settled with notes payable	$ 394,500	$ -

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

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Restatement of Previously Issued Financial Statements – During September 2003, the Company issued an officer and director, warrants to purchase 1,000,000 shares of common stock for services rendered.  These warrants have an exercise price of $0.001 per share, are exercisable upon issuance and expire five years from the date of issuance.  Upon issuing these warrants, the Company recognized $1,999,000 as compensation expense which is the difference between the exercise price and the market value of stock on the grant date.

In connection with the subordinated notes payable offering discussed in Note 2, on September 1, 2003, the Company agreed to issue to the placement agent, a registered broker dealer, warrants to purchase 500,000 shares of common stock of the Company. The warrants have a five-year term and are exercisable at $0.65 per share.  The warrants were issued on April 30, 2004. The fair value of the warrants was computed to be $725,305.  The fair value of these warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.12%, expected dividend yield of 0%, volatility of 54.47%, and expected life of 5 years.  The value of the warrants was capitalized as deferred financing costs and will be amortized to interest expense through the due date of the notes payable (August 2008).  Interest expense recognized through December 31, 2003 was $11,519.

The financial statements for the nine months ended September 30, 2003 have been restated to recognize the $1,999,000 of compensation expense, the $725,305 of deferred financing costs and the $11,519 of interest expense associated with these two transactions.

Basic and Diluted Loss Per Share —At September 30, 2004, there were 8,370,763 options/warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

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

The accompanying financial statements include expense totaling $1,999,000 for stock options/warrants granted to employees during the nine-months ended September 30, 2003.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amount indicated below for the nine-months ended September 30, 2004 and 2003 as well as the assumptions used to compute fair value:

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders, as reported	$ (1,335,531)	$ (2,217,445)	$ (3,692,335)	$ (2,665,178)
Add: Stock based employee compensation included
in reported net loss	-	1,999,000	-	1,999,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	-	(1,999,144)	-	(1,999,144)
Pro forma net loss per common share	$ (1,335,531)	$ (2,217,589)	$ (3,692,335)	$ (2,665,322)

Loss per share, basic and diluted:
As Reported	$ (0.13)	$ (0.20)	$ (0.38)	$ (0.24)
Pro forma	$ (0.13)	$ (0.20)	$ (0.38)	$ (0.24)

The assumptions used to compute fair value for the stock based compensation is as follows:

	2004	2003
Expected dividend yield	n/a	-
Risk-free interest rate	n/a	3.12%
Expected volatility	n/a	54.47%
Expected life	n/a	5 years
Weighted average fair value per share	n/a	$ 2.00

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11,

2001 (date of inception) through September 30, 2004, the Company earned nominal revenue and incurred a net loss of $7,775,397.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company’s management has raised capital and acquired operating resort properties in the Caribbean in anticipation of ultimately attaining successful operations; however, there is no assurance that this will occur.

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

During the nine months ended September 30, 2004, the Company issued notes totaling $2,591,500.  The Company received $2,332,350 net of offering costs of $259,150. From the commencement of the offering through September 30, 2004, the Company has issued notes totaling $4,398,500. Interest payable relating to the notes was $155,386 at September 30, 2004.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 777,450 warrants relating to the notes payable issued during the nine months ended September 30, 2004 at exercise prices ranging from $0.51 to $1.00.

The proceeds from the offering for the nine months ended September 30, 2004 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $1,935,869 to the notes before deferred financing costs of $193,587 and $590,068 (which includes $65,563 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $882,850, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.28%, expected dividend yield of 0%, volatility of 52.29%, and expected lives of 5 years.

The total deferred financing costs at September 30, 2004 of $1,049,786 and the discount on the notes of $1,153,689 will be amortized as interest expense through August 31, 2008.  Interest expense recognized for the nine months ended September 30, 2004 was $301,028.

Laurus Transaction.

On July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The term of the note is three years and bears interest at the rate of prime plus two percent, subject to a minimum rate and adjustments. The funds received from the note, less a $394,500 fee payable to Laurus, have been placed in a restricted bank account under the sole dominion and control of Laurus. The ability to use the funds is subject to limitations and restrictions. The Company is required to make monthly payments of principal and interest, on amounts not in the restricted account, with principal payments commencing November 1, 2004. For amounts drawn from the restricted account on or prior to July 29, 2005, the principal payments will be based on a ten year amortization schedule and for amounts drawn from the restricted account after such date, the principal payments will be based on a five year amortization schedule. The Company has the right to prepay all amounts drawn down by paying 101% of such amount in cash. The note is convertible into common stock at a fixed price of $1.37 per share subject to certain conditions.

In connection with the agreement and term note, the Company issued Laurus stock options and stock purchase warrants to acquire the Company’s common stock. The stock option agreement enables Laurus to acquire up to 2,786,941 shares of common stock, fully diluted as of the date of the closing. The option is exercisable during a 10 year term at an exercise price of $.0036 per share.

The agreement also grants Laurus stock purchase warrants that provide the right to acquire 807,692 shares of the Company’s common stock during a seven year term. The exercise prices of the warrant are $2.26, $2.40, and $2.74, respectively, each for one third of the common shares covered under the warrant. On August 30, 2004, the Company filed a registration statement with the Securities and Exchange Commission (Commission) covering the common stock issuable upon conversion of amounts due under the note, as described above, as well as the  common shares issuable upon exercise of the stock options and the stock purchase warrants described above.  The total number of common shares to be received by Laurus upon conversion of the note and upon exercise of the stock options and stock purchase warrants may not exceed 4.99% of the outstanding common stock, although, Laurus may void the stated limitation by providing the Company with 75 days notice of their election to void the limitation.

 For accounting purposes, the fair value of the options and warrants is considered loan costs.  The fair value of $4,055,003 has been measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 51.3%, and expected lives of 9.33 years.  The value of the options and warrants and the $394,500 fee payable to Laurus are being amortized over the life of the loan. Interest expense recognized for the nine-month period ended September 30, 2004 was $247,195. At September 30, 2004, the only amounts drawn on the convertible term note was the $394,500 fee payable to Laurus.

In connection with this funding, the Company agreed to issue to a registered broker dealer, a fee of ten percent of the funds drawn on the note, and warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants expire on July 29, 2014. For accounting purposes, the fair value of the warrants is considered loan costs.  The fair value of $1,293,466 has been measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 51.3%, and expected lives of 10 years.  The value of the warrants and the $39,450 is being amortized over the life of the loan. Interest expense recognized for the nine-month period ended September 30, 2004 was $74,051.

Promissory Notes

During the three months ended September 30, 2004, the Company entered into promissory notes totaling $973,000.  Interest accrues on these notes at a rate of 12% and the interest and principal are due six months from the date of the note.

NOTE 3 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 2, the Company has entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the nine months ended September 30, 2004, the company issued warrants to purchase 777,450 shares of common stock.  Also discussed in Note 2, the Company entered into a financing agreement in which the Company issued options and warrants to purchase 3,594,633 shares of common stock.  At September 30, 2004, the Company had 7,370,763 options/warrants outstanding.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $253,690 of interest expense during the nine months ended September 30, 2004.

#

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lawsuit with Independent Financial Services

On June 15, 2004, the Company entered into an agreement with Independent Financial Services, Inc. (“IFS”) in which IFS agreed to act as an agent for CCI to obtain financing for the Company.  As compensation for these services, the Company agreed to pay a commission consisting of (a) common shares equal to 2% of the common stock on the date of closing and if the lender/investor does not require equity participation, then 4% and (b) 4% of the gross loan amount payable in cash, which includes any mezzanine, equity funds or sale/leaseback proceeds.  This agreement expired on August 17, 2004.  If the Company obtains funding from a source introduced by IFS during the original term of the agreement, within five years of the expiration of the agreement, the Company is required to pay the above fees to IFS.

As described in Note 2, on July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus. Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000 plus options and warrants to purchase the Company’s common stock. On September 1, 2004, IFS filed a lawsuit against CCI claiming breach of contract and seeking the payment of fees under the agreement.  IFS is also seeking an award of compensatory damages, punitive damages, interest, costs and such other relief as provided by law and deemed just by the Court. The Company filed an answer to the lawsuit stating in part that IFS fraudulently induced the Company to enter into the agreement knowing they (IFS) were not a registered broker-dealer.  The Company also believes that the nature of the underlying transaction with Laurus would require IFS to be a registered broker-dealer in order to receive such fees or commissions.

Currently, the outcome of the litigation is uncertain. If the Company were to lose the lawsuit, the Company may be required to pay the referenced 4% commission and the 2% of CCI’s common stock.

Consulting Agreement

The Company has a consulting agreement in place which provides for a finders fee equal to 5% of the purchase price of any properties the Company purchases that were introduced by the consultant.  Under this agreement, the Company will pay $250,000 to the consultant for the purchase of the Palmetto Beach Hotel when the Company obtains title to the property at the end of the lease.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to September 30, 2004, the Company entered into promissory notes totaling $346,570.  Interest accrues on these notes at a rate of 12% and the interest and principal are due six months from the date of the note.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

Plan Of Operations.

We acquired our first resort, a 24 room property located in Barbuda West Indies, in September 2003. The resort was formerly known as “Palmetto Beach Hotel.” In December 2003, we commenced a renovation project on the resort, now called “The Beach-Barbuda,” which was completed in April 2004. During late 2003 and through April 2004, we spent approximately $1,600,000 in resort renovations. We re-opened the resort in April 2004. We also commenced membership and resort marketing in April 2004. We intend to acquire and/or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties, however, as of the date of this report, we have not entered into any formal agreements for the acquisition of any resort.

We will be required to raise additional funds in order to acquire other resort properties. Our cash requirements for the next 12 months will be dependent upon whether we are able to acquire other resorts. In each resort acquisition, we will seek to negotiate some amount of seller financing, however, we can not predict whether we will be able to do so. We will have to raise funds to pay for the cash portion of any resort acquisition. As reported on Form 8-K filed on August 4, 2004 (as amended), we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. We expect to use such proceeds to acquire additional resort properties. We may use the funds to pay for up to 60% of the lesser of (i) the total cash paid for an acquired resort property or (ii) of the appraised value of the property, provided that; certain terms and condition are met including that Laurus approve the transaction and that they receive a first, priority lien on each property acquired with the note funds. We will require additional financing to fund the remaining 40% of the acquisition price of any new resort. We intend to raise such funds through the private placement of our debt or equity securities.

Presently, we are negotiating the acquisition terms of one resort property in the Caribbean; however, we have not entered into a formal agreement as of the date of this report. We expect, however, that the purchase price of the resort, if acquired, will be approximately $5,550,000.  We have entered into an escrow agreement with the current resort owner pursuant to which we have deposited the sum of $100,000 pending the execution of a formal agreement. If we are unable to reach a formal agreement with the seller, the escrow funds will be returned to us. We intend to acquire and/or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties.  For each property acquired, we expect to retain existing employees of the predecessor owner. We intend to acquire small, boutique-style resorts generally having less than 50 rooms. Consequently, the staff at each resort will be limited, ranging from 25 to 75 employees.

Our working capital needs for the next 12 months, other than for resort acquisitions, will encompass our New York operations and our Barbuda resort. Working capital for our New York operations, which includes payment of the capital lease in Barbuda,  are estimated to be $1,880,000 for the 12 month period, which includes membership and resort marketing, salaries and related costs to employees, rent, fees to consultants and professionals, and debt services for our subordinated notes issued during 2003, travel, other general and administrative charges, and resort lease payments. Membership and resort marketing including the initiation of our resort and membership sales campaign are estimated to be $100,000 for the period; salaries including compensation to our President and other employees or consultants to be hired or retained and related costs are estimated to be $300,000 for the  period; rent is estimated to be $64,000 for the period; fees to consultants including amounts paid for accounting, legal, financial audits and reviews, and technical support are estimated to be $180,000 for the period; debt service on subordinated notes sold during 2003 and 2004 is estimated to be $600,000 for the period; travel and related expenses for officers and consultants to exiting and proposed locations are estimated to be $50,000 for the period; miscellaneous expenses for phone, suppliers and related costs are estimated to be $86,000 for the period; and resort lease payments  under the sub-lease agreement for our recently acquired resort are estimated to be $500,000. Operating expenditures for our Barbuda resort are estimated to be $1,690,000, which includes; salaries and related costs estimated to be $1,000,000, food and beverage costs estimated to be $260,000, room related charges estimated to be $210,000, maintenance and utilities estimated to be $120,000, and general and administrative and miscellaneous costs estimated to be $100,000. We are uncertain whether revenues from operations of the resort will be sufficient to satisfy the operating expenditures, in which event we will be required to raise funds to meet the operating shortfall, as discussed below.

We expect to fund our total working capital needs through funds raised from the private placement of our securities, from operations of our Barbuda resort, and from sales of our membership program. With respect to any resort acquisition, we expect to use funds from the Laurus transaction to pay for 60% of the acquisition cost, we will be required to raise funds to meet the remainder of the resort acquisition cost. Currently, we are seeking to raise funds that will meet our cash requirements described above, as well as our cash requirements for resort acquisition. We have entered into an agreement with a broker-dealer to raise the required capital on a best efforts basis. During fiscal 2003 and through the third  quarter of 2004, we raised approximately $4,398,500 in gross proceeds in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denomination s of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the Notes accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant (“Warrant”). The Warrant enables the holder to purchase 300 shares of the Company’s common stock (“Warrant Shares”) for each $1,000 in face value of the Notes subscribed. The exercise period of the Warrant is five years from the date of issuance. The per share exercise price for the Warrant Shares will equal 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the Offering. During the third quarter of 2004, we issued promissory notes to two investors totaling $973,000. The notes are unsecured, bear interest at the rate of 12% per annum, and principal and interest are due six months from the issue date.  We cannot predict whether will be successful in raising the required capital to meet our total working capital needs. If we are unsuccessful, we may not be able to complete our plan of operations as discussed above.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of September 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Part II – Other Information

Item 1.  Legal Proceedings

On September 1, 2004, Independent Financial Services, Inc. filed an action against us in the United States District Court, District of Rhode Island. The action relates to the transaction with Laurus Master Fund, Ltd. which is referenced herein and described in greater detail in our prior filings with the Securities and Exchange Commission. We entered into an agreement with the plaintiff in which they agreed to assist us in arranging investment capital to acquire additional resort properties. Under the agreement, plaintiff would be entitled to receive placement commissions equal to four percent of the gross amount financed and two percent of our common stock on the date of closing in connection with such arranged financing. The lawsuit alleges breach of contract, among other claims including fraud, and seeks specific performance of the agreement and the imposition of a constructive trust on the funds resulting the Laurus transaction. The action also sought to impose a temporary restraining order on the funds held in a restricted account under the Laurus transaction. We have filed an answer in the action denying the plaintiff’s claims of relief and asserting various affirmative defenses, including that plaintiff fraudulently induced us to enter into the agreement by failing to disclose that they were not a registered broker-dealer, and that the agreement is voidable due to the fact that they are required to have been a registered broker-dealer in order to receive a commission under the Laurus transaction. The Court has subsequently denied plaintiff’s motion for the imposition of a temporary restraining order. The case is in discovery.

Item 2.  Changes in Securities and Use of Proceeds

During the third quarter of 2004, we raised approximately $79,200 net of offering costs of $8,800 in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denomination s of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

Date:  November 22, 2004

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#