Form 10KSB
period 2004-12-31
CCI GROUP INC
filed 2005-04-08
CIK 1117034

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2004

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $293,666.

As of April 1, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,618,210. This calculation is based upon the average of the bid price of $0.32 and asked price of $0.32 of the common stock on April 1, 2005.

The number of shares issued and outstanding of our common stock, no par value, as of April 1, 2005 was 9,661,907.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Our offices are located at 405 Park Avenue, 10th Floor, New York, New York, 10022 and our telephone number is 212-421-1400.

General.

Our plan of operations entails a two fold strategy of;

o

Developing a network of luxury resorts in the Caribbean through an acquisition program, and

o

Converting acquired resorts into “member only” clubs though a membership program we have developed.

On September 18, 2003, we acquired our first resort property located on the island of Barbuda, West Indies. The Beach House-Barbuda features 23 oceanfront junior suites and one villa situated on a pristine, isolated Caribbean beach.  Other resorts targeted for acquisition will be luxury, boutique style resorts with less than 50 rooms. For the next 6-12 months, we will attempt to acquire other luxury resorts located in the Caribbean. Thereafter, we may attempt to acquire non-Caribbean destinations. Each acquired resort will offer amenities and comforts expected by a sophisticated guest or member.

We have developed a membership plan which we intend to promote for our acquired resorts. As discussed in Membership Details below, members are entitled to complimentary use of any of our resorts for ten peak season nights and 20 non-peak season nights per annum, among other rights.  In April 2004, we initiated preliminary marketing efforts of our membership plan. Based upon responses to our preliminary efforts, in June 2004, we delayed the full scale promotion of our membership plan for the foreseeable future, and instead concentrated our management efforts on the marketing and operations of our existing resort. We expect to encounter a transition phase with respect to each acquired resort during which time the resort property will be available to both members and non-member guests. The duration of the transition phase will depend on the level of success of our membership marketing efforts. When member occupancy rates for a particular resort account for between 50% to 75% of total occupancy, we expect to limit resort usage only to our members, thereby creating an exclusive, “member only” resort. During the transition phase, we will continue to promote our resorts to travel agencies, tour operators, and other membership clubs for usage by non-members. Non members will pay our published room rates. Room rates at our Barbuda resort are seasonal ranging from $600 to $1,200 per night.

Resort Properties-Generally.

In identifying future resorts for acquisition, we will seek to acquire luxury, boutique style resorts that have an operating history and existing clientele. Boutique style resorts generally have less than 50 rooms. We will avoid properties that require significant property development or that have significant operating losses.  We may consider special situations which do not meet our criteria, such as where the property purchase price is below market, or where we can expect to enhance resort revenues through improved operations or increased occupancy rates resulting from member visits or our resort marketing efforts.

The typical property will recognize almost seventy to eighty percent of its cash flow in the “high season” which begins in November and extends through May.  The Caribbean has long been a vacation destination providing easy accessibility and tropical climates.  The vacationer typically is from the United States and Europe, and utilizes the tropical weather as an alternative to the winter or humid climates prevailing in their home areas.  Travelers to the Caribbean number in the millions per year with the average stay approximating seven days.

We will target resorts that feature a beachfront location, and that have characteristics and amenities attractive to a higher end clientele. We will evaluate each property at the time of acquisition and estimate the need for property renovations. While every effort will be made to maintain the unique qualities and characteristics of each property, we intend to implement a standardization of amenities to be provided to guests and members.  Our existing resort provides the following amenities, which we expect to replicate at other resorts:

o

Fine Dining. Our restaurant delivers a fine dining experience in a relaxed, elegant atmosphere. Our chef specializes in a fusion of Caribbean and European cuisine utilizing local seafood and specialties.

o

Premium and Unique Libations. Our restaurant and bar features a premiums wine list, along with  a collection of liquors, rums and cigars representative of the Caribbean.

o

Unparalleled Personal Service.  We provide a wide array of services aimed at providing the highest level of personal service to our guests. Upon arriving at the local airport, we provide a “meet and greet” service which collects luggage, provides assistance through customs, and directs guests to resort transportation. At the resort, guests are treated to a free massage and are introduced to their personal Service Ambassador. Our Service Ambassadors are highly trained to provide personalized concierge service.  Each guest can reach their personal ambassador 24 hours/day for guest services, such as arranging for meals and drinks at any location at the resort or beach, or planning island activities.

o

Room Amenities. Our rooms are elegantly appointed with king sized four poster beds and luxurious Italian linens and sheets. An assortment of local fresh fruit and flowers welcomes each arriving guest.

Our resorts will staff between 1 to 2 full or part-time employees per room. For each resort acquired, we expect to re-hire many of the existing staff. The staff of each resort likely will have significant hospitality experience. We will implement our own procedures and standards for guest treatment which will require additional training for some staff members.  We do not expect any material interruption in operations upon our takeover of a resort, except for renovations or refurbishments that we may undertake upon acquisition. Renovation or refurbishment plans will be carried out during periods of low occupancy so as to minimize guest inconvenience. A resort may be closed for a period of time if we expect our plans will be too disruptive to the guest experience.

Existing and Proposed Properties.

The Beach House-Barbuda

On September 18, 2003,  we acquired a sub-lease interest to a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies from an independent third party. We renamed the resort, the “The Beach House-Barbuda.”   Barbuda is an unspoiled coral island located 24 miles north of its sister island, Antigua.  The entire island is approximately sixty-two square miles in size and has 1,400 inhabitants. Barbuda is one of the least developed islands in the Caribbean populated by only three resorts, including ours.

Our resort features 23 oceanfront junior suites and one villa situated on a pristine Caribbean beach. The property is located on 90 acres of land, and our resort occupies approximately 10 of those acres. Construction of the resort began in 1991 and was completed in 1993.  The renovation was completed in April 2004 at a cost of approximately $1,300,000.  We installed a 66,000 square foot lagoon fronting each suite. Our clubhouse is an open air design displaying 30,000 square feet of exotic wood flooring. We provided new or upgraded air conditioning, telephone, electrical, desalination, reservation, and property management systems. All of our spacious rooms were refurnished and remodeled, with private decks fronting the lagoon. Rooms are elegantly appointed with king sized four poster beds and luxurious linens and sheets. Our renovation project transformed a mid-level property into a luxury resort. Our resort offers tranquility to a discerning, sophisticated traveler. Beaches at our resort are pure white, with a pink hue, miles of which are unblemished by construction or other inhabitants.

The Beach House includes a gourmet restaurant and poolside bar, both offering views of the Caribbean.  Our fine dining restaurant emphasizes fresh caught local seafood in a relaxed setting. The resort, with its fresh renovations, opened for business in April 2004. Our published room rates are seasonal ranging from $600 to $1,200 per night which includes breakfast.

The resort historically has operated 7 months per year, closing for the months of July through October, with the high tourist season occurring from December through May. While we expect the high occupancy season to remain the same,  we intend to operate The Beach House  year round. Our staff consists of two full time employees, including our resort manager, and 32 full and part-time employees.

The land encompassing the resort (90 acres) is leased from the Government of Antigua and Barbuda for a term of 99 years which commenced in 1989. Under the governmental lease, the lessee is required to pay the government the sum of approximately $7,000 per annum. The rental amount is subject to review in 10 year intervals. The Government of Antigua and Barbuda has approved our sublease of the property.

Under the sublease agreement, we subleased the real property, buildings, and fixtures, and leased the remaining assets of the resort. The sublease agreement commenced on September 18, 2003, and on that date, we made the initial payment of $500,000.  The sublease extends for a period of 9 years, and provides for quarterly payments of rent during the term. The rental amounts and payment due dates are as follows: $123,530 was due on January 1, 2004 with like payments due quarterly thereafter to October 1, 2005; $218,145 is due on January 1, 2006 with like payments due quarterly thereafter to October 1, 2009; and $94,614 is due on January 1, 2010 with like payments due quarterly thereafter to October 1, 2012. We are current on our lease payments. We have the right to prepay the rental amounts prior to their respective due dates, provided that, if the entire rental amount is prepaid prior to January 1, 2006, we will pay the sub-lessor an additional sum of $50,000. Any amounts prepaid shall be discounted at the rate of 7%. Within 30 days of paying in full the total rental amounts, we have an option under the sublease agreement to acquire the assets (subject to the underlying governmental lease) upon payment of the sum of $1.00 to the sub-lessor. An assignment of the governmental lease and bill of sale to the remaining assets have been executed by the owner and is held in escrow pending payment of the full rental amount. Upon such payment and exercise of the option, we will receive title to the assets, subject to the terms of the governmental lease. The Government of Antigua and Barbuda also has approved the assignment of the governmental lease to us.

Other Targeted Properties.

Effective December 30, 2004, we entered into a Sale of Assets Agreement with East Winds Beach Hotel Limited and East Winds Holdings Limited to acquire a luxury resort known as the East Winds Inn located on the island of St. Lucia, British West Indies. Under the agreement, we were to acquire the resort for a total consideration of $5,700,000. The acquisition was subject to certain conditions, including our obtaining necessary governmental permits and licenses on or before specified dates. We also deposited $100,000 in escrow which was to be applied towards the purchase price.   We were unable to receive the required governmental approvals within the time periods prescribed in the agreement, and the agreement automatically terminated on February 15, 2005. Despite the termination of the agreement, we attempted to further discuss the matter with the sellers in an effort to complete the transaction. However, on March 21, 2005, we advised the sellers of our intention to terminate further discussions, and we requested sellers’ counsel, who acted as escrow agent, to return our escrow deposit.

We continue to seek other resort properties for acquisition. As of the date of this report, we are conducting significant due diligence on a resort property and have entered into negotiations with its owners. We have not finalized our negotiations with a formal agreement.   We expect that all future properties acquired will require financing for the entirety of the purchase price, except in instances where seller financing may be available for all or part of the purchase price. If seller financing is unavailable for all or part of the purchase price, we will be required to obtain third party financing for such amounts. As mentioned in this report, we have reached an agreement with Laurus to provide financing for resort acquisition. Funds from the Laurus transaction can be use to pay for approximately 60% of the purchase price of an acquired resort, subject to the condition of the Laurus agreement.  If we use the Laurus funds, they will receive a priority lien on any property acquired with its funds. We also would be required to raise funds for the balance of the purchase price of any acquired resort which would be subordinate to the Laurus priority lien. At this time, we do not have any commitment for these additional funds and we can not predict whether we will successfully obtain these amounts.

Membership Details.

We have established a membership plan which entitles members to special benefits at our resort properties. Participating members will be charged a one-time membership fee and annual dues. Membership fee and annual dues currently are $50,000 and $6,000, respectively. Fees and dues may be changed based on demand. Members are granted ten peak season nights or 20 non-peak season nights per year, or a combination thereof, complimentary at any of our resorts. Additional room nights may be reserved on a space available basis at a discount to published room rates. Member will receive an annual credit of $500 to be applied toward their charges at any of our resorts. The credit may be used only by the member within twelve months of its annual issue date. Members receive complimentary transportation to and from the nearest airport  for each resort visit.

Members do not acquire an equity interest  in our corporate entity, or property interest in our resorts. Instead, members acquire a revocable license to use our resort properties under our membership plan, which we may amend from time to time. We reserve the right to limit memberships, to discontinue operation of any resorts, or to sell, lease or otherwise dispose of our resorts.

We will offer both family and corporate memberships. The term of a family membership is the lifetime of the member and spouse. Family membership will be held in the name of an individual and privileges extend to the immediate family. A member’s immediate family includes the spouse or partner and unmarried children under the age of twenty-two, living at home or attending school on a full-time basis.

We offer corporate memberships to active corporations, partnerships and other forms of multiple ownership for a term of ten years.  Corporate membership will permit the corporate member to designate up to four individuals for membership privileges.  Designed users may be changed annually by notifying us in writing.  Designated users have family privileges as indicated above.

A membership may be transferred only through the membership plan. Upon the death of a member, the surviving spouse, if any, may elect to continue the membership privileges without having to pay any additional membership fee or other joining fee or elect to transfer the membership through terms of the plan.

At a member’s request, their guests may use our resorts one time at a discount to our published room rates. Thereafter, guests will be charged the published rate for future visits.

In May 2004, we became an affiliate member of Club Corporation of America. ClubCorp owns or operates more than 200 golf courses, resorts, and country clubs worldwide with a member base exceeding 180,000. Our members are automatically enrolled as a ClubCorp member. This affiliation enables our members to receive complimentary green fees a participating country clubs, enjoy social, tennis and athletic privileges at associated clubs, and receive discounts to selected resorts.

Resort and Membership Marketing.

We have developed a marketing program for both our resort properties and our membership plan.

In May 2004, we retained the services of The Brandman Agency and Grillo’s Distinctive Properties to promote our Barbuda resort. The Brandman Agency is a public relations firm specializing in promoting luxury resorts principally through print media. The Beach House-Barbuda has received coverage in various resort magazines, newspapers and periodicals, such as The New York Post, New York Magazine, and Travel Agent Magazine.  The second consultant specializes in resort promotions to large travel agencies and tour operators located in the United States. We expect to continue these services on a month to month basis for the near future. However, as discussed previously, resort marketing will continue during a transition phase when our resorts will be available to both members and non-members. We may cease resort marketing when a resort achieves a desired membership occupancy saturation rate.

We initiated preliminary marketing efforts of our membership program in April 2004 when we completed the renovation project on The Beach House in April 2004. Based upon responses to our preliminary efforts, in June 2004, we delayed the full scale promotion of our membership plan for the foreseeable future, and instead concentrated our management efforts on the marketing and operations of our existing resort. The marketing plan which we have developed to date is comprised of a direct mail program, as well as promotion though marketing companies and our ClubCorp relationship. We have developed promotional materials which we will mail to a referral list developed by our officers and employees,  and to  current and past guests of acquired resorts. We will establish relationships with marketing companies that target our potential market, but sell other products such as second or vacation homes. Finally, we expect to leverage our relationship with ClubCorp by promoting our membership and resorts through articles and advertisements in ClubCorp’s quarterly newsletter and in their Private Clubs monthly magazine. We in turn will allow ClubCorp members use of our resorts at a 20% discount to our published room rates.

Competition.

Competition in the hospitality business is intense. The Beach House faces competition from other luxury resorts located on Barbuda, as well as those throughout the Caribbean, including Antigua which is in close proximity to Barbuda. We intend to distinguish ourselves from other resorts through our superior personal services offered to our guests. We expect that our membership program will face some level of competition from time share programs. Membership rights in our program are inherently different than those of time sharing, yet provide similar use benefits. Time share owners acquire an equity stake in the property, while we retain full equity ownership of a resort. Property use entitlements are similar where each provides minimum property use guarantees generally in a vacation setting. Pricing for time share opportunities range from $10,000 to $40,000. We believe, however, that our resort features and amenities and services offered will favorably distinguish us from most time share opportunities. We believe our current resort is and expect our future resorts to be more luxurious than most time share resorts in the Caribbean. To a lesser extent, we expect to confront competition from other resort membership clubs, such as Private Retreats by Abercrombie and Kent, Exclusive Resorts, and Ritz-Carlton clubs. However, these clubs target a more affluent clientele with membership fees ranging from $250,000 to $375,000 with annual dues between $9,000 and $13,000 per year.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

Employees.

As of December 31, 2004, our President and administrative assistant are full time employees of our parent entity. At our Barbuda subsidiary, we have 2 full time employees, including our resort manager, and 32 other employees who work a mix of full and part time hours.  We also use consultants and independent contractors from time to time. We have no collective bargaining agreements with our employees and we believe relations with our employees are good.

Transaction with Laurus Master Fund

On July 29, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The funds received from the note, less a $367,500 fee payable to Laurus, have been placed in a restricted bank account under the sole dominion and control of Laurus. Our ability to use the funds is subject to limitations and restrictions. We intend to draw down on the funds in the restricted account to pay for part of the purchase price of resort properties which we expect to acquire in the Caribbean. We may use the funds to pay for up to 60% of the lesser of (i) the total cash paid for an acquired resort property or (ii) of the appraised value of the property, provided that; we are not in default of the agreement, note and related agreements,  Laurus has approved the acquisition of the resort property, and we have received an appraisal from an accepted appraiser as to the fair market value of such property, among other terms and conditions, including providing Laurus with a first, priority lien on each property acquired with the note funds. We also may use the Laurus funds to pay the outstanding leasehold payments under our sub-lease arrangement for the Barbuda property. Mandatory and optional conversion rights to our common stock exist in respect to the obligations under  the  term note, subject to certain conditions. These conversion rights enable Laurus to acquire up to approximately 10,000,000 shares of our common stock. We also issued Laurus stock options and stock purchase warrants to acquire our common stock. The stock option agreement enables Laurus to acquire 20% of our issued and outstanding shares of common stock, fully diluted as of the date of the closing (or up to 2,786,941 shares). The option is exercisable during a 10 year term, and the exercise price is $0.0036 per share. The stock purchase warrant grants Laurus the right to acquire 807,692 shares of our common stock during a seven year term. The exercise prices of the warrant are $2.06, $2.40, and $2.74, respectively, each for one third of our common shares covered under the warrant.

We also entered into a registration rights agreement with Laurus under which we filed a registration statement with the Securities and Exchange Commission. The registration statement was declared effective by the Commission, and covered the common stock that may be received by Laurus upon conversion of the term note, as well as the common stock underlying the stock warrants and stock options referenced above. We must keep the Registration Statement effective for a period of 24 months from the date of the transaction. If we fail to do so, we will be in default of the Laurus agreement which could accelerate the payment of the outstanding principal amount of the loan. We also may incur penalties of between 1% and 1.5% of the outstanding principal amount of the loan per month until such default is cured.

At closing, we paid a fee to Laurus as described above. Under our May 2004 agreement with McGinn Smith &Company, Inc., a NASD registered broker dealer, we are obligated to pay McGinn Smith a fee of four percent of the amount of the funds drawn down from Laurus.

Item 2. Description of Property.

Our offices are located at 405 Park Avenue, 10th Floor, New York, New York 10022. The premises consist of approximately 1,200 square feet and are subject to a lease term of five years terminating May 2008. The monthly rental is $5,300.

On September 18, 2003,  we acquired a leasehold interest to a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies from an independent third party.  The sublease agreement commenced on September 18, 2003, and we made the initial payment of $500,000 on that date.  The sublease extends for a period of 9 years, and provides for quarterly payments of rent during the term. The rental amounts  and payment due dates are as follows: $123,530 was due on January 1, 2004 with like payments due quarterly thereafter to October 1, 2005; $218,145 is due on January 1, 2006 with like payments due quarterly thereafter to October 1, 2009; and $94,614 is due on January 1, 2010 with like payments due quarterly thereafter to October 1, 2012. We are current with our leasehold payments. We have the right to prepay the rental amounts prior to their respective due dates, provided that, if the entire rental amount is prepaid prior to January 1, 2006, we will pay the sub-lessor an additional sum of $50,000. Any amounts prepaid shall be discounted at the rate of 7%. Within 30 days of paying in full the total rental amounts, we have an option to acquire the assets (subject to the underlying governmental lease) upon payment of the sum of $1.00 to the owner. An assignment of the governmental lease and bill of sale to the remaining Assets have been executed by the owner and is held in escrow pending payment of the full rental amount. Upon such payment and exercise of the option, we will receive title to the assets, subject to the terms of the governmental lease. The Government of Antigua and Barbuda also has approved the assignment of the governmental lease to us.  Under the governmental lease, the lessee (our lessor) is required to pay the government the sum of approximately $7,000 per annum. We are not required to pay taxes on the Barbuda property as the sub-lessee.

In December 2003, we made significant renovations to the resort. The renovation was completed in April 2004 at a cost approximately $1,300,000.  As a result of the renovations, the property is in good repair, and we do not expect to make additional renovations in the near future. Our resort is considered a luxury resort with room rates ranging from $600 to $1,200 per night. The renovations included a 66,000 square foot lagoon fronting each room. Due to our unique resort design, and other amenities, we believe that our resort compares favorably with other luxury resorts in Barbuda and Antigua. We believe the property is adequately covered by property and casualty insurance. The resort opened for business in April 2004 after the renovations were completed. We do not have any present renovation plans except for normal maintenance items. Our occupancy rate since it was opened in April 2004 ranges from 10% to 30%. As of December 31, 2004, the depreciable basis of the resort and related assets for federal tax purposes is $4,130,390. This amount is comprised of approximately $3,000,000 in fixed assets such as buildings, $500,544 in equipment, and $629,950 in improvements. The buildings are depreciated over a 39 year life, on a straight line method at 100%; fixtures are depreciated over a 7 year life using MACRS at 200%; and  improvements are depreciated over a 15 year life using MACRS  at 150%.

Item 3. Legal Proceedings.

On March 3, 2004, we and our subsidiary, Caribbean Clubs International, Inc., filed a complaint in the Supreme Court for the State of New York against the former president of our subsidiary seeking declaratory relief against certain claims made by the defendant against us.  On October 21, 2003, our subsidiary terminated its employment relationship with the defendant under a “for cause” provision in the employment agreement. The defendant entered into an employment agreement with our subsidiary, and was entitled to receive a total of 300,000 shares of  our common stock during a 3 year term, vesting at the month rate of 8,334. The defendant received a total of 116,666 shares of common stock of the Company under the employment agreement. The defendant asserted certain claims against us, including that he was entitled to participate in the November 2002 stock exchange agreement between us and our subsidiary (despite the fact that at no time was the defendant a shareholder of our subsidiary), and therefore, he was entitled to a total of 1,598,776 shares of our common stock under the terms of the stock exchange agreement. He also alleged that he was terminated without sufficient cause under the employment agreement, and therefore is entitled to additional compensation, in the form of salary and common stock under the agreement, among other claims. Our declaratory action seeks the court to determine that the defendant was not entitled to participate in the stock exchange agreement, is not entitled to additional shares of our common stock, was properly discharged for cause under the agreement, and is not entitled to any additional compensation or other claims. The defendant has filed an answer and a counterclaim now alleging that he is entitled to 3,544,170 shares of our common stock, and was terminated without sufficient cause under the employment agreement and therefore is entitled to additional cash compensation of approximately $50,000 under the agreement. We have responded to the counterclaim denying the claims of the defendant. The case is in discovery.

On September 1, 2004, Independent Financial Services, Inc. filed an action against us in the United States District Court, District of Rhode Island. The action relates to the transaction with Laurus Master Fund, Ltd. We entered into an agreement with the plaintiff in which they agreed to assist us in arranging investment capital to acquire additional resort properties. Under the agreement, plaintiff would be entitled to receive private placement commissions equal to four percent of the gross amount financed and two percent of our common stock on the date of closing in connection with such arranged financing. The lawsuit alleges breach of contract, among other claims including fraud, and seeks specific performance of the agreement and the imposition of a constructive trust on the funds resulting from the Laurus transaction. The action also sought to impose a temporary restraining order on the funds held in a restricted account under the Laurus transaction, which was denied by the Court. We have filed an answer in the action denying the plaintiff’s claims of relief and asserting various affirmative defenses, including that plaintiff fraudulently induced us to enter into the agreement by failing to disclose that they were not a registered broker-dealer, and that the agreement is voidable due to the fact that they are required to have been a registered broker-dealer in order to receive a commission under the Laurus transaction. The case is in discovery.

The Company may be involved in other routine legal proceedings from time to time incidental  to its business.

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

2002                                  Low Bid    High Bid

1st Quarter                             $3.50     $4.80

2nd Quarter                              2.25      2.25

3rd Quarter                              2.50      7.00

4th Quarter                              2.50      5.60

2003                                  Low Bid    High Bid

1st Quarter                             $2.00     $2.50

2nd Quarter                              2.05      3.75

3rd Quarter                              2.00      3.00

4th Quarter                              1.50      2.23

2004                                  Low Bid    High Bid

1st Quarter                             $1.30     $2.00

2nd Quarter                              1.50      2.00

3rd Quarter                              0.50      1.50

4th Quarter                              0.51      2.00

2005                                  Low Bid    High Bid

1st Quarter                             $0.32     $2.00

As of March 22, 2005, we had 56 shareholders of record of our common stock. Although there are no restrictions on our ability to declare or pay dividends, we have not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	1,000,000	$0.01	1,000,000
Total	1,000,000	$0.01	1,000,000

(1) On September 15, 2003, we appointed Mark C. Casolo as our Chairman, and in this regard, we granted  Mr. Casolo a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Recent Sales of Unregistered Securities.

During fiscal 2004, we raised $3,030,930, net of offering costs of $336,770,  in connection with the private placement offering of our subordinated notes. The notes are offered at 100% of the face or principal amount in minimum denomination s of $25,000, with $1,000 increments thereafter. The notes mature on August 31, 2008 and are payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. Each Note contains an immediately detachable stock purchase warrant. Each warrant enables the holder to purchase 300 shares of the Company’s common stock  for each $1,000 in face value of the Notes subscribed. The exercise period of the warrant is five years from the date of issuance. The per share exercise price for the warrant shares will equal 50% of the closing bid price of our common stock as quoted on the OTCBB on the termination date of the offering. McGinn Smith & Company, Inc., a registered broker dealer, acted as the underwriter in connection with the offering. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

In May 2004, we entered into an underwriting agreement with McGinn Smith & Company, Inc. and agreed to issue to McGinn Smith a stock purchase warrant to acquire 1,000,000 shares of our common stock at an exercise price of $0.01 per share. The warrant expires July 29, 2014. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. They are an “accredited investor,” have represent their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and no advertisement or general solicitation was used in connection with the offering. The warrant certificate has not been issued to McGinn Smith.

In June 2004, we also issued 100,000 shares of common stock each to two former officers of the Company. The common stock was issued  in exchange for a releases of all claims against the company in respect of the November 2002 share exchange agreement. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

Item 6. Management's Discussion and Analysis.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report.

Overview.

We are CCI Group, Inc. and our wholly owned subsidiaries are Caribbean Clubs International, Inc., a Delaware corporation, and  Beach Properties Barbuda Limited, an Antiguan company. Unless the context indicates otherwise, any reference to “our” or “we” includes our subsidiaries.

Plan Of Operations.

Our plan of operations entails a two fold strategy of; acquiring a network of luxury resorts in the Caribbean, and convert acquired resorts into “member only” clubs.  We acquired our first resort, a 24 room property located in Barbuda West Indies, in September 2003. The resort was formerly known as “Palmetto Beach Hotel.” In December 2003, we commenced and in April 2004 completed a $1,300,000 renovation of the resort which transformed the resort to a five star destination. Our resort is now called “The Beach House-Barbuda.”  The resort commenced operations in April 2004. We also commenced membership and resort marketing in April 2004. We intend to acquire or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties.

Our cash requirements for the next 12 months will vary depending upon whether we are able to acquire other resorts. Our working capital needs for the next 12 months, other than for resort acquisitions, will encompass our New York operations and our Barbuda resort.

Working capital for our New York operations are estimated to be $2,040,000 for the 12 month period. This amount includes membership and resort marketing, salaries and related costs to employees, rent, fees to consultants and professionals, and debt services for our subordinated notes issued during 2003 and 2004, travel, other general and administrative charges, and resort lease payments. Membership and resort marketing which includes brochures and print material are estimated to be $25,000 for the period. Salaries including compensation to our Chairman and President and related costs to employees are estimated to be $240,000 for the period. Rent is estimated to be $64,000 for the period. We have estimated $250,000 in fees to consultants which includes $132,000 payable to three consultants for resort marketing and resort promotion, as well as accounting, legal, financial audits and reviews. Debt service on existing debt, which includes subordinated notes sold during 2003 and 2004, the Laurus note, and demand notes are estimated to be $825,000 for the period. Travel and related expenses for officers and consultants to exiting and proposed locations are estimated to be $50,000 for the period. Miscellaneous expenses for phone, suppliers and related costs are estimated to be $86,000 for the period. Finally, resort lease payments  under the sub-lease agreement for our Barbuda resort are estimated to be $500,000 for the period.

Operating expenditures for our Barbuda resort are estimated to be $1,600,000 for the 12 month period. This amount includes; salaries to employees and related costs estimated to be $780,000, food and beverage costs estimated to be $245,000, and room related charges and general and administrative charges estimated to be $575,000.

We intend to use revenues from membership sales to offset our working capital needs of  our New York office as described above. As mentioned elsewhere herein, we have suspended our membership program for the foreseeable future. Therefore, at this time, we can not predict the amount, if any, of revenues from membership sales. Revenues from our Barbuda resort will be used to offset operational expenses at the resort. The Beach House-Barbuda officially re-opened for business in April 2004 after completion of the renovation project. In November 2004, we hired a consultant to promote the resort to the travel community. Resort revenues were $293,666 for the 2004 period which consisted mainly of income from November and December 2004 operations. Based upon our unaudited results of operations for the months of January and February 2005, we recognized revenues of approximately $1,000,000 and experienced a profit from operations of approximately $184,000. We believe that our resort achieves a positive cash flow with a 30-35% occupancy rate during the low season, and a 15-20% occupancy rate during the high season.  Based on our recent operational results including reservations for 2005, we expect to achieve profitable operations at our resort for fiscal 2005.

For each resort acquisition, we will be required to finance the entirety of the purchase price, except in those instances where seller financing is available. As described elsewhere herein, we have entered into a transaction with Laurus Master Fund, Ltd., pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. We may use the Laurus funds to pay for up to 60% of the lesser of (i) the total cash paid for an acquired resort property or (ii) of the appraised value of the property, provided that; certain terms and condition are met including that Laurus approve the transaction and that they receive a first, priority lien on each property acquired with the note funds. We will require additional financing to pay for the remaining 40% of the acquisition price of any new resort. The additional financing must be subordinate to the Laurus priority lien. For each property acquired, we expect to re-hire substantially all of the existing employees of the predecessor owner. We intend to acquire boutique, luxury resorts generally having less than 50 rooms. Due to the projected size of a targeted resort, the staff at each resort will be limited to between 25 to 75 full and part-time employees. We expect to acquire resorts that have a positive operating cash flow, however, cash flow from the resort may be insufficient to satisfy the debt service required to acquire a resort.

As discussed above, our cash requirements for the next 12 months will be significant. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2004, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office and from time to time our Barbuda resort. We also will require additional funds beyond the Laurus funds to acquire additional resorts. Finally, we may be required to raise additional funds to satisfy resort debt service. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. At this time, we do not have any commitment for these additional funds. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above will have a material adverse impact on our business and business strategy.

During fiscal years 2003 and through July 2004, we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. The notes were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. In addition, during 2004, we issued $1,054,390 in demand notes to a third party, affiliated with McGinn Smith. The notes bear interest at 12%.

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

Subsequent events.

During the first quarter of fiscal 2005, the Company raised approximately $645,000 in connection with its subordinated note offering described above.

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

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2004 and 2003, we had net losses of $(5,744,931) and $(3,482,120), respectively, and we have a cumulative loss from inception of $(9,827,993). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses. We can not predict  whether will be successful in the future.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain additional funding. We will require additional financing to meet the working capital requirements of our New York office, and our Barbuda resort if necessary. We also will need to raise funds to acquire additional resort properties. On July 29, 2004, we closed a transaction with Laurus Master Fund, Ltd. to provide additional capital in the form of a convertible term note. We may use these proceeds to acquire additional resort properties. We may use the funds to pay for up to 60% of the lesser of (i) the total cash paid for an acquired resort property or (ii) of the appraised value of the property, provided that; certain terms and condition are met including that Laurus approve the transaction and that they receive a first, priority lien on each property acquired with the note funds. We will require additional financing to pay for the remaining 40% of the acquisition price of any new resort, as well as to satisfy our working capital needs. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities. We also may be forced to scale back our existing operations.

EXISTING SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION DUE TO OUR CAPITAL NEEDS.

We require additional funds to support our current working capital requirements, as well funds to acquire other resorts.  If we are successful in raising these funds, we may be required to issue our common stock, possibly at a discount to the market price. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute our common stock book value, and the resultant dilution may be material.

LIMITED INDICATIONS OF ACCEPTABILITY OF OUR MEMBERSHIP CONCEPT.

In addition to revenues from resort operations, we expect to generate revenues through the sale of memberships to our resorts.  Membership fees and annual dues are initially targeted at $50,000 and $6,000, respectively. As of the date of this report, we have not made any membership sales, and we have received limited indications as to the commercial acceptability of our membership program and fees. The sale of memberships is subject to several risks including but not limited to; pricing of comparable memberships and time share properties, the perceived value of the membership, our ability to acquire and maintain properties attractive to prospective members, as well as national and international economic conditions. Therefore, we can not predict whether we will be successful in selling our membership concept. If we are unable to sell memberships in sufficient quantities, our operations will be negatively impacted.

WE ARE HIGHLY LEVERAGED AND REQUIRE OPERATING INCOME OR ADDITIONAL CAPITAL TO PAY OUR DEBT SERVICE.

As of December 31, 2004, we have total current liabilities of $2,345,324, long term notes payable of $4,537,380, and a long term capital lease payable of $3,928,987. Notes payable relate to subordinated notes which we sold during 2003 and 2004. Capital lease payments are outstanding leasehold obligation on the Barbuda property. We have a negative working capital as of December 31, 2004 of $(2,120,786). We expect to service our existing debt arrangements through additional financing, income generated from existing and newly acquired resort properties, and membership sale revenues. As of the date of this report, revenues from our resort operation have been limited and membership sales have been non-existent. Although we expect future acquisitions and membership sales  to contribute to cash flow, we can not predict whether we will achieve sufficient revenues from resort operations or from membership sales to service our existing debt obligations.

A DOWNTURN IN ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

The resort industry historically has been subject to substantial cyclical variations, and its business typically relies upon the expenditure of consumer discretionary income. A significant downturn in the US or global economy or any other uncertainties regarding future economic prospects could affect consumer spending habits which would have a material adverse impact on our operations and financial results.

INCLEMENT WEATHER COULD ADVERSELY AFFECT OUR BUSINESS.

Our existing and targeted Caribbean resorts are subject to weather-related risks, such as  hurricanes and tropical storms. Weather related incidents could render a resort inoperable for its prime occupancy period, or could curtail travel to a resort. The prime occupancy period for Caribbean resorts is from November through May. Unfavorable weather or the inoperability of a resort during this period could result in a significant loss of operating income.

TERRORIST ACTS COULD ADVERSELY AFFECT OUR BUSINESS.

Terrorist acts worldwide could adversely affect our business.  The travel and hospitality industry experienced a significant negative impact from terrorist acts in the past. Since our resorts are accessible only by air travel, terrorist acts or perceived threats of these acts in the future could affect the willingness of travelers to visit our resorts.  If travel is significantly reduced particularly during our limited “high” season, we could experience a significant loss of operating income.

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE NOTE ISSUED TO LAURUS, IT COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

On July 29, 2004 we issued a  $10,500,000  convertible term note to Laurus. Events of default under the note include:

          o    failure to pay interest and principal payments when due;

          o    our breach of any  material  covenant or term or condition of the note or in any related agreements;

          o    our breach of any material representation or warranty made in the note or in any related agreement;

          o    we make an  assignment for the benefit of creditors, or a receiver or trustee is appointed for us;

          o    any form of bankruptcy or insolvency  proceeding is instituted by or against us, which is not vacated within 90 days;

          o    any money judgment or similar final process filed against us for more than $50,000, and shall remain unvacated, unbonded  or unstayed for a period of thirty (30) days;

          o    our  failure to timely  deliver  shares of common  stock when due upon conversions of the note;

and

          o    our common stock is suspended for 5 consecutive days or 5 days during any 10 consecutive days from a principal market.

If we default  on the note and the  holder  demands  all  payments  due and payable, we will be required to pay default interest at the rate of 2% above the non default rate. The cash required to pay such amounts will most likely come out of our working  capital.  Since we rely on our working capital for our day to day  operations,  a default of the Laurus note will have a material  adverse  effect  on our  business,  operating  results,  or  financial condition to such extent that we will be forced to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our operations the value of our common stock.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

The market price of our common stock may  fluctuate  significantly  in response to a number of factors, some of which are beyond our control, including:

          o    our inability to receive future funding;

          o    changes in market valuations of other similar companies;

          o    additions or departures of key personnel;

          o    any deviations in net sales or in losses from levels  expected by securities analysts; and

          o    future sales of common stock.

In addition,  the stock market has recently  experienced extreme volatility that has often been unrelated to the performance of particular companies.  These market  fluctuations  may  cause  our  stock  price  to fall  regardless  of our performance.

OUR COMMON STOCK IS THINLY TRADED AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES.

Our common stock is thinly traded on the OTC Bulletin Board. This means that the buy and sell volume for our common stock OTC Bulletin Board has been limited. If you purchase our shares in the opern market, you may not be able to resell them in the market.

BECAUSE OUR SHARES ARE DEEMED "PENNY STOCKS," YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.

The  Securities  and  Exchange  Commission  has adopted  regulations  which generally  define a "penny  stock" to be any equity  security  that has a market price (as therein  defined) less than $5.00 per share or with an exercise  price of less than $5.00 per share,  subject to certain exceptions.  Additionally,  if the equity  security is not  registered or  authorized on a national  securities exchange or Nasdaq,  the equity security also would  constitute a "penny stock." As  our  common  stock  falls  within  the  definition  of  penny  stock,  these regulations require the delivery,  prior to any transaction involving our common stock, of a risk disclosure  schedule  explaining the penny stock market and the risks  associated  with  it.  Disclosure  is  also  required  to be  made  about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities.  In addition,  monthly statements are required to be sent  disclosing  recent price  information for the penny stocks. The  ability  of  broker/dealers  to sell our  common  stock and the  ability of shareholders to sell our common stock in the secondary  market would be limited. As a result,  the market  liquidity  for our common  stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other  regulations  in the  future,  which would negatively affect the market for our common stock.

WE HAVE ADDITIONAL SECURITIES AVAILABLE FOR ISSUANCE, INCLUDING PREFERRED STOCK, WHICH IF ISSUED COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation  authorize the issuance of 50,000,000  shares of common stock and 10,000,000  shares of preferred  stock. Our  board  of  directors, without shareholder approval, can issue common stock and the  preferred  stock, and can establish the terms of the  preferred  stock, including dividend rights, voting rights,  liquidation preference and conversion rights. Any issuance of preferred stock could adversely affect the rights of the  holders of common  stock by,  among  other  things,  establishing preferential  dividends,  liquidation  rights  or  voting  powers.  Accordingly, shareholders,  including those purchasing the securities offered hereby, will be dependent  upon the judgment of our  management  in  connection  with the future issuance  and sale of shares of our common  stock and  preferred  stock,  in the event that buyers can be found therefore. Any future issuances of common stock or preferred  stock would further  dilute the  percentage  ownership of our company held by the public  shareholders.  Furthermore,  the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our company through acquisition of shares of common stock.

Item 7. Financial Statements.

The Consolidated Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB follow the signatures below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A . Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of December 31, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Chairman, and Chief

Financial Officer

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2004, the Board of Directors held no regular meetings, however, it took two actions by unanimous written consent.   The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board.  Mr. Mark C. Casolo is the financial expert of the Board. Mr. Casolo would not be deemed to be “independent” as  that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

The compensation for all of our directors and officers, and officers of our subsidiary, for services rendered to the Company or our subsidiary for the fiscal years ended December 31, 2004, 2003, and 2002, respectively, are set forth in the table below.

SUMMARY COMPENSATION

                              Long Term

      Annual Compensation       Compensation Awards

Name and

Principal

 Salary  Bonus

Other       Securities

Company Position

  Year   ($)   ($)       ($)        Underlying Options#

----------------

  ----- ------ ------ -------       -----------------

Fred W. Jackson, Jr. 2004 $125,000 -0-    -0-                 -0-

President

   2003 $127,412 -0-    -0-                 -0-

   2002 $ 62,508 -0-    -0-                 -0-

Mark C. Casolo(1)

   2004   -0-    -0-    -0-                  -0-

Chairman

   2003   -0-    -0- $1,999,000(1)       1,000,000(1)

   2002   -0-    -0-

-0-                 -0-

James Bishop

   2004   -0-    -0-

-0-                 -0-

Director

   2003   -0-    -0-

-0-                 -0-

   2002   -0-    -0-

-0-                 -0-

_________________________________________________________

Name and

Principal

 Salary  Bonus

Other       Securities

Subsidiary Position  Year   ($)   ($)       ($)       Underlying Options #

----------------

  ----- ------ ------ -------       -----------------

Sumner Baye

  2004     -0-   -0-

-0-                 -0-

President

  2003  $101,357 -0-

$286,039            -0-

  2002   $62,508 -0-

 -0-                -0-

Anita Diamond       2004 $ 87,500 -0-

 -0-                -0-

Vice President-

  2003 $131,489 -0-

 -0-                -0-

Marketing         2002  $23,557 -0-

 -0-                -0-

(1) On September 15, 2003, we appointed Mr. Mark C. Casolo as our Chairman of the Board. We also granted to Mr. Casolo a stock purchase warrant to acquire 1,000,000 or our shares at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years. The amount excludes sales commissions in the amounts of $180,700 and $336,770 received by Mr. Casolo, as an officer of McGinn Smith and Company, Inc., in connection with the private placement of our 12% subordinated notes during 2003 and $2004, respectively. McGinn Smith acted as the selling agent of our 12% subordinated notes.

The above salaries for 2002 are prorated for fiscal year 2002. The salaries for Messrs. Jackson and Baye commenced in August 2002. The salary for Ms. Diamond commenced in November 2002. Mr. Baye’s employment was terminated in October 2003 and the salary amount is prorated for such period. Other compensation for Mr. Baye represents the value of 116,666 shares of common stock issued to Mr. Baye during 2003. Ms. Diamond’s employment was terminated in November 2004, and the salary amount is prorated for such period. The annual salary for each individual is discussed in Employment Agreements below.

Employment Agreements.

We do not have a written employment agreement with our existing officers, Messrs. Jackson or Casolo. We have, however, agreed with both officers to certain terms regarding the employment arrangement through fiscal 2005. Mr. Jackson’s annual salary for 2005 is $125,000. In February 2005, we agreed with Mr. Casolo to pay him salary of $75,000 per annum for the 2005 period. We do not have any agreements with either officer for compensation beyond 2005. Mr. Casolo has agreed that he is not entitled to compensation as Chairman of the Company for the 2003 and 2004 periods nor for the month of January 2005. Mr. Casolo devotes a significant amount of his business time to our business affairs. However, he also is an officer of McGinn Smith, and is not our exclusive employee.

Effective August 2002, our subsidiary entered into a three year employment agreement with its then President pursuant to which the officer was paid an annual salary of $125,000. In addition, the officer was entitled to receive 100,000 shares of our common stock on an annual, earn out basis. During 2003, Mr. Baye received 116,666 shares of our common stock under his employment agreement for the 2003 and 2002 periods. Our subsidiary terminated the employment agreement on October 21, 2003. We are involved in litigation concerning this employment agreement which is described in the Item 3-Legal Proceedings of Part I above.

Effective November 2002, our subsidiary entered into a one year employment agreement with its Vice President of Business Development, pursuant to which the officer was paid a monthly salary of $14,583 during an initial period of between three to six months. Thereafter, the monthly salary for the employee was $8,333. Our subsidiary terminated the employment arrangement in November 2004.

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

Chairman

(1) On September 15, 2003, we appointed Mr. Mark C. Casolo as our Chairman of the Board. We also granted to Mr. Casolo a stock purchase warrant to acquire 1,000,000 or our shares at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies, as of April 1, 2005, the number and percentage of outstanding shares of our common stock owned by (i) each person known by us to own more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and our officers and directors as a group. The following information is based upon 9,661,907 shares of our common stock which are issued and outstanding as of the above date. Except as otherwise noted, the address for each person below is our address of 405 Park Avenue, 10th Floor, New York, New York 10022. As of April 1, 2005, 9,461,907 shares of our common stock were issued and outstanding.

Percentage of

Common Stock

Common Stock

Beneficially

Beneficially

Name

Owned(1)

Owned

Fred W. Jackson, Jr.

1,500,000

15.9%

James E. Bishop(2)

     0

   0%

Mark C. Casolo(3)

4,572,640

32.1%

McGinn, Smith & Co., Inc.(4)

2,456,580

20.2%

(officers and directors

6,072,640

42.7%

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

(2). Mr. Bishop resigned as a director on January 22, 2004.

(3). The amount for Mr. Casolo includes (i) a stock warrant to acquire 1,000,000 shares of our common stock held individually by Mr. Casolo, (ii) stock warrants to acquire 693,000, 190,200, and 232,860 shares of our common stock held by Atlantis Investors Income Notes LLC. , Atlantis Strategic Total Return Fund, LLC., and MS Real Estate Capital Partners, LLC, respectively, and (iii) stock warrants held by McGinn Smith to acquire a total 2,456,580 shares of our common stock. Mr. Casolo is Senior Vice-President-Corporate Finance of McGinn, Smith & Co., Inc, and the Manager of both Atlantis funds. The address of Mr. Casolo is 99 Pine Street, Albany New York 12007. Mr. Casolo is Senior Vice-President-Corporate Finance of McGinn, Smith & Co., Inc.

(4). The amount represents stock purchase warrants held by McGinn Smith to acquire a total of 2,456,580 shares of our common stock. The address of McGinn, Smith & Co., Inc. is 99 Pine Street, Albany New York 12007.

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

During October 2002 and prior to the above share exchange, our subsidiary, Caribbean Clubs International, Inc. completed a private placement of its common stock pursuant to which it sold 411,000 shares and received $1,133,633 in net offering proceeds after deducting offering costs of $148,937. The 411,000 shares of common stock of Caribbean Clubs International, Inc were converted to 4,855,517 shares of our common stock upon completion of the stock exchange transaction. McGinn, Smith & Co., Inc. acted as the placement agent in the offering and received 10% of the gross proceeds as commissions. In addition, McGinn Smith received a common stock purchase warrant to acquire 1,646,580 shares of common stock of the Company. The term of the warrant is five years, and is exercisable at $0.001 per share. Once we complete the acquisition of the leasehold interest to the Barbuda property, we are required to pay McGinn Smith a finder’s fee of five percent of purchase price. They also will receive a finder’s fee of five percent of the purchase price on any other resort property acquired by the Company that was introduced by McGinn Smith.

On September 15, 2003, Mr. Fred W. Jackson resigned in his capacity as our Chairman, and we appointed Mr. Mark C. Casolo as our Chairman. Mr. Jackson continued to remain a director and President of the Company. Concurrent with his appointment, Mr. Casolo received a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.  In connection with the appointment of the new Chairman and for certain other considerations, Mr. Jackson agreed to surrender and return back to the Company 2,044,170 shares of common stock of the Company.  Prior to his stock surrender, Mr. Jackson owned 3,544,170 shares of common stock of the Company.

On October 19, 2003, we entered into an underwriting agreement with McGinn Smith & Company, Inc. and agreed to issue to McGinn Smith a stock purchase warrant to acquire 500,000 shares of our common stock, and agreed to pay them a sales commission of 10% of any funds raised for the Company under the agreement. The exercise period of the warrant is five years from the date of issuance. The per share exercise price for the shares underlying the warrant is 50% of the closing bid price of the Company’s common stock as quoted the OTCBB on the termination of the offering . The Company has issued the stock purchase warrant to McGinn Smith under the October 2002 agreement. In May 2004, we entered into a subsequent underwriting agreement with McGinn Smith & Company, Inc. and agreed to issue to McGinn Smith a stock purchase warrant to acquire 1,000,000 shares of our common stock at an exercise price of $0.01 per share, and agreed to pay them a sales commission of 10% of any funds raised for the Company for the period from May 1, 2004 through November 1, 2004. The Company has not issued the stock purchase warrant to McGinn Smith under the May 2004 agreement.

From October 2003 through December 2004, we raised approximately $5,174,700 in gross proceeds through the private placement of our subordinated notes. The notes were  offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common  stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. The per share exercise price for the warrant shares is the lesser of; $1.00 or 50% of the closing bid price of the Company’s common stock as quoted the OTCBB on the termination of the offering. Of the total amount subscribed, Atlantis Investors Income Notes LLC, Atlantis Strategic Total Return Fund, LLC, MS Real Estate Capital Partners, LLC purchased $2,166,000, $709,000, and $776,200, respectively.  Mark. Casolo, our Chairman, is the fund manager of the three funds. McGinn Smith, the placement agent of the subordinate notes under the October 2002 and May 2004 agreements, received sales commissions of 10% the total amount of notes sold.  During 2003 and 2004, Mr. Casolo, as a registered broker of McGinn Smith, received $180,700 and $336,770 in commissions from the sales of the investor notes. Mr. Casolo also is an officer of McGinn Smith. Mr. Casolo also is expected to receive 50% of the stock purchase warrants issued or to be issued to McGinn Smith in connection with the October  2002 and May 2004 underwriting agreements with McGinn Smith, and 50% of the fee payable to McGinn Smith upon complete the acquisition of the leasehold interest to the Barbuda property.

On July 29, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. Mandatory and optional conversion rights to our common stock exist in respect to the obligations under  the  term note, subject to certain conditions. These conversion rights enable Laurus to acquire up to approximately 10,000,000 of our common stock. We also issued Laurus stock options and stock purchase warrants to acquire our common stock. The stock option agreement enables Laurus to acquire 20% of our issued and outstanding shares of common stock, fully diluted as of the date of the closing (or up to 2,786,941 shares). The option is exercisable during a 10 year term, and the exercise price is $0.0036 per share. The stock purchase warrant grants Laurus the right to acquire 807,692 shares of our common stock during a seven year term. The exercise prices of the warrant are $2.06, $2.40, and $2.74, respectively, each for one third of our common shares covered under the warrant. In connection with the Laurus transaction, we agreed to issue McGinn Smith & Company, Inc. a stock purchase warrant to acquire 1,000,000 shares of our common stock at an exercise price of $0.01 per share. The warrant expires July 29, 2014. We also agreed to pay McGinn Smith a fee of 4% of the amount of the term note.

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

Exhibit 10.5 Securities Purchase Agreement dated July 29, 2004 by and between CCI Group, Inc. and Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.6 Secured Convertible Term Note of CCI Group, Inc. dated July 29, 2004 in favor of Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.7 Master Security Agreement dated July 29, 2004 by and between CCI Group, Inc., Caribbean Clubs International, Inc., and Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.8 Common Stock Purchase Warrant of CCI Group, Inc. dated July 29, 2004 in favor of Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.9 Common Stock Option of CCI Group, Inc. dated July 29, 2004 in favor of Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.10 Registration Rights Agreement dated July 29, 2004 by and between CCI Group, Inc. and Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.11 Restricted Account Agreement dated July 29, 2004 by and between CCI Group, Inc., North Fork Bank, and Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.12 Restricted Account Side Letter Agreement dated July 29, 2004 by and between CCI Group, Inc., and Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.13 Stock Pledge Agreement dated July 29, 2004 by and between CCI Group, Inc., Caribbean Clubs International, Inc., and Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.14 Subsidiary Guaranty dated July 29, 2004 by Caribbean Clubs International, Inc. in favor of Laurus Master Fund, Ltd. (Filed as an exhibit to our Form 8-K dated August 4, 2004).

Exhibit 10.15 Sale of Assets Agreement between East Winds Beach Hotel Limited and East winds Holding Limited and Winner Holdings Limited and CCI Group, Inc. effective  December 30, 2004. (Filed as an exhibit to our Form 8-K dated January 4, 2005).

Exhibit 10.16 Agreement dated May 4, 2004 by and between the Company and McGinn Smith & Company, Inc.

Exhibit 10.17 Form of 12% Subordinated Note for the Company’s 12% Subordinated Note Offering.

Exhibit 10.18 Form of Stock Warrant for Company’s 12% Subordinated Note Offering.

31.1  Certification Under Section 308 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31 2003 and 2004, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2002 and 2003 are summarized as follows:

2003

2004

Audit

$27,324

           $65,935

Audit Related

   -0-

   -0-

Tax

   -0-    -

     625

All Other

   --0-

      226

Total

$27,324

$66,786

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

CCI Group, Inc.

/s/  Fred W. Jackson, Jr.                April 8, 2005

Fred W. Jackson, Jr.                           Date

Chief Executive Officer and

/s/  Mark C. Casolo                       April 8, 2005

Mark C. Casolo    .                           Date

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Fred W. Jackson, Jr.                 April 8, 2005

Fred W. Jackson, Jr.                            Date

Director

/s/  Mark C. Casolo                       April 8, 2005

Mark C. Casolo                                   Date

Director

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003

F-2

Consolidated Statements of Operations for

the Years Ended December 31, 2004 and 2003,

      And for the Period from January 11, 2001

    (Date of Inception) through December 31, 2004

F-3

Consolidated Statements of Stockholders’ Equity for the Period

    from January 11, 2001(Date of Inception) through December 31, 2002 and for the Years Ended December 31, 2003 and 2004

F-4

Consolidated Statements of Cash Flows for the Years Ended

    December 31, 2004 and 2003, And for the Period from January 11, 2001

    (Date of Inception) through December 31, 2004

F-5

Notes to Consolidated Financial Statements

F-6

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors and the Shareholders

CCI Group, Inc.

We have audited the accompanying consolidated balance sheets of CCI Group, Inc. and subsidiaries (a development stage company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period January 11, 2001 (Date of Inception) through December 31, 2004.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCI Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended and for the period January 11, 2001 (Date of Inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no significant revenues, and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 26, 2005

F-1

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
ASSETS
Current Assets
Cash	$ 178,848	$ 303,968
Accounts receivable	29,597	-
Prepaid Expenses and other current assets	16,093	-
Note receivable - employee	-	6,199
Total Current Assets	224,538	310,167
Property and Equipment, Net	3,910,659	3,542,403
Other Assets
Deposits	115,900	15,900
Deferred financing costs, net of accumulated amortization of
$1,010,347 and $51,752, respectively	5,836,649	804,447
Land lease rights, net of accumulated amortization of $74,080
and $18,520, respectively	1,925,920	1,981,480
Total Other Assets	7,878,469	2,801,827
Total Assets	$ 12,013,666	$ 6,654,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 421,329	$ 101,068
Reservation deposits	284,060	-
Commission payable	41,355	12,756
Accrued expenses	283,079	107,365
Current portion of notes payable	1,054,390	-
Current portion of capital lease payable	261,111	245,572
Total Current Liabilities	2,345,324	466,761
Noncurrent Liabilities
Notes payable, net of amortized discount of $1,031,820 and
$986,937, respectively	4,537,380	1,324,537
Capital lease payable, net of current portion	3,928,987	4,254,428
Total Noncurrent Liabilities	8,466,367	5,578,965
Stockholders' Equity
Common stock - no par value; 50,000,000 shares authorized;
9,661,907 and 9,461,907 shares outstanding, respectively	11,029,968	4,691,733
Deficit accumulated during the development stage	(9,827,993)	(4,083,062)
Total Stockholders' Equity	1,201,975	608,671
Total Liabilities and Stockholders' Equity	$ 12,013,666	$ 6,654,397

The accompanying notes are an integral part of these consolidated financial statements

F-#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			January 11, 2001
			(Date of Inception)
			through
			December 31,
For the Years Ended December 31,	2004	2003	2004
Revenue	$ 293,666	$ -	$ 293,666
Operating Costs and Expenses
Cost of sales	88,811	-	88,811
Direct and operating expenses	1,270,900	-	1,270,900
General and administrative expenses	2,783,160	3,299,418	6,685,154
Total Operating Costs	4,142,871	3,299,418	8,044,865
Loss from Operations	$ (3,849,205)	$ (3,299,418)	$ (7,751,199)
Other Income (Expense)
Interest expense	(1,918,736)	(195,918)	(2,114,654)
Interest income	20,795	13,216	35,645
Foreign currency exchange gain	2,215	-	2,215
Net Other Expense	(1,895,726)	(182,702)	(2,076,794)
Net Loss	$ (5,744,931)	$ (3,482,120)	$ (9,827,993)
Basic and Diluted Loss per Share	$ (0.60)	$ (0.33)
Weighted Average Number of
Common Shares Outstanding	9,570,650	10,542,848

The accompanying notes are an integral part of these consolidated financial statements

F-#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity

Balance, January 11, 2001 (Date of Inception)	-	$ -	$ -	$ -
Capital contribution
January 2001 - no shares issued	-	2,200	-	2,200
Stock issued for cash and services
June 2002 - $0.02 per share	3,544,170	66,020	-	66,020
July 2002 - $0.02 per share	295,348	5,500	-	5,500
October 2002 - $0.26 per share	531,626	140,400	-	140,400
July through October 2002 - $0.26 per share
net of deferred offering costs of $148,937	4,855,517	1,133,633	-	1,133,633
November 2002 - Acquisition of Kinship
Systems, Inc. $(0.09) per share	1,492,750	(127,692)	-	(127,692)
Net loss for the period from January 11, 2001
through December 31, 2002	-	-	(600,942)	(600,942)
Balance, December 31, 2002	10,719,411	1,220,061	(600,942)	619,119
Stock issued for services - January through
October 2002 - $1.50 to $2.50 per share	116,666	298,426	-	298,426
Exercise of warrants - June 2003 - $0.001 per share	690,000	690	-	690
Issuance of warrants in connection with debentures -
September through December 2003	-	1,173,556	-	1,173,556
Issue of warrants for services - September 2003	-	1,999,000	-	1,999,000
Redemption of shares
September 2003 - no consideration given	(2,044,170)	-	-	-
October 2003 - no consideration given	(20,000)	-	-	-
Net loss	-	-	(3,482,120)	(3,482,120)
Balance, December 31, 2003	9,461,907	4,691,733	(4,083,062)	608,671
Issuance of warrants in connection with subordinated notes payable
Janurary through March 2004		319,435	-	319,435
April through June 2004		255,413	-	255,413
July through September 2004		15,220	-	15,220
October through December 2004		99,698	-	99,698
Issuance of warrants in connection with funding arrangement				-
July through September 2004		5,348,469	-	5,348,469
Shares issued to former shareholders for release of claims	200,000	300,000	-	300,000
Net Loss			(5,744,931)	(5,744,931)
Balance, December 31, 2004	9,661,907	$ 11,029,968	$ (9,827,993)	$ 1,201,975

The accompanying notes are an integral part of these consolidated financial statements

F-#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			January 11, 2001
			(Date of Inception)
			through
			December 31,
For the Years Ended December 31,	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$ (5,744,931)	$ (3,482,120)	$ (9,827,993)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	266,737	-	266,737
Issuance of common stock and warrants for services	300,000	2,297,426	2,743,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	1,282,957	85,866	1,368,823
Gain on foreign currency exchange	(2,215)	-	(2,215)
Changes in operating assets and liabilities:
Receivables	(29,596)		(29,596)
Employee advance	6,199	(6,199)	-
Prepaid expenses and other current assets	(16,093)	-	(16,093)
Deposits	(100,000)	1,800	(115,900)
Accounts payable	322,477	88,314	410,791
Reservation deposits	284,060	-	284,060
Accrued expenses	197,103	90,426	157,222
Net Cash Used in Operating Activities	(3,233,302)	(924,487)	(4,760,838)

Cash Flows from Investing Activities
Cash paid for property and equipment	(634,994)	(1,042,403)	(1,677,397)
Issuance of note receivable		(400,000)	(400,000)
Payments received on note receivable		400,000	400,000
Net Cash Used in Investing Activities	(634,994)	(1,042,403)	(1,677,397)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants	4,400,700	1,807,000	6,207,700
Cash paid for offering and financing costs	(347,622)	(167,944)	(664,539)
Principle payments on capital lease	(309,902)	-	(309,902)
Issuance of common stock for exercise of warrants	-	690	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308
Net Cash Provided by Financing Activities	3,743,176	1,639,746	6,617,083
Net Change in Cash and Cash Equivalents	(125,120)	(327,144)	178,848
Cash and Cash Equivalents, Beginning of Period	303,968	631,112	-
Cash and Cash Equivalents, End of Period	$ 178,848	$ 303,968	$ 178,848

Non Cash Investing and Financing Activities
Deferred financing costs settled with options/warrants	$ 5,348,469	$ 725,305
Deferred loan fees resulting from issuance of note payable	$ 394,500	$ -
Accrued interest converted to notes payable	$ 21,390	$ -

The accompanying notes are an integral part of these consolidated financial statements

F-#

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Nature of Business – The Company was incorporated in Utah on February 1, 2000 under the name of Kinship Communications, Inc (Kinship). On November 18, 2002, the Company entered into a share exchange agreement with Caribbean Clubs International, Inc., a corporation incorporated in the State of Delaware on January 11, 2001.

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

Basic and Diluted Loss Per Share — At December 31, 2004, there were 8,603,623 options/warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

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

The accompanying financial statements include expense totaling $1,999,000 for stock options/warrants granted to employees during the year ended December 31, 2003.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss applicable to common shareholders would have been increased to the pro forma amount indicated below for the year ended December 31, 2004 and 2003 as well as the assumptions used to compute fair value:

For the Years Ended December 31,	2004	2003
Net loss applicable to common shareholders, as reported	$ (5,744,931)	$ (3,482,120)
Add: Stock based employee compensation included
in reported net loss	-	1,999,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	-	(1,999,144)
Pro forma net loss per common share	$ (5,744,931)	$ (3,482,264)

Loss per share, basic and diluted:
As Reported	$ (0.60)	$ (0.33)
Pro forma	$ (0.60)	$ (0.33)

The assumptions used to compute fair value for the stock based compensation is as follows:

	2004	2003
Expected dividend yield	n/a	-
Risk-free interest rate	n/a	3.12%
Expected volatility	n/a	54.47%
Expected life	n/a	5 years
Weighted average fair value per share	n/a	$ 2.00

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11,

2001 (date of inception) through December 31, 2004, the Company earned nominal revenue and incurred a net loss of $5,744,931.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2004 the Company had cash in excess of federally insured limits.

Property and Equipment — Equipment, and furniture and fixtures are stated at cost. As of December 31, 2004, property and equipment had been placed into service and accordingly depreciation expense was $266,737.  Property and equipment depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance, repairs, and renewals are charged to expense as incurred.  Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation is removed and any resulting gain or loss is recognized in the statement of operations.

Useful lives for property and equipment are as follows:

Years
Buildings	10 - 30
Leasehold improvements	3 - 10
Furniture and fistures	3 - 10
Equipment	3 - 5

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting  for Stock Issued to Employees.  Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.  The effect of adopting Statement 123(R) on options outstanding at December 31, 2004 will not result in additional compensation during the year ending December 31, 2005.

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

The sublease agreement commenced on September 18, 2003, when the Company made the initial payment of $500,000 under the agreement.  The sublease extends for a period of 9 years, and provides for quarterly payments of rent during the term. The rental amounts are as follows: $123,530 due on January 1, 2004 with like payments due quarterly thereafter to October 1, 2005; $218,145 due on January 1, 2006 with like payments due quarterly thereafter to October 1, 2010; and $94,614 due on January 1, 2011 with like payments due quarterly thereafter to October 1, 2012. The Company has the right to prepay the rental amounts prior to their respective due dates, provided that, if the entire rental amount is prepaid prior to January 1, 2006, the Company will pay the sub-lessor an additional sum of $50,000. Any amounts prepaid shall be discounted at the rate of 7%.

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

Of the entire capitalized purchase price of $5,000,000, $3,000,000 was allocated to tangible property, buildings and equipment with expected lives ranging from 5 to 40 years.  Since the property had not yet been placed in service, no depreciation was taken through December 31, 2003.  The remaining $2,000,000 was allocated to lease rights pertaining to 80 acres of undeveloped land. The government of Barbuda has granted the Company rights to develop this land during the lease term which will be amortized over 36 years.  For the year ended December 31, 2004 and 2003, the company recognized $55,560 and $18,520 of amortization expense respectively.  The company expects to recognize $55,560 of amortization expense related to the lease each year for the next 35 years.

Pro Forma Information –The following unaudited pro forma financial statement data presents the results of operations of the Company for the year ended December 31, 2003 as if the asset acquisition had occurred at the beginning of that period. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company’s results of operations actually would have been had the asset acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

For the Years Ended December 31,	2003
Revenue	$ 99,882
Net loss	$ (3,785,964)
Basic and diluted loss per common share	$ (0.36)

Resort Purchase Agreement – Effective December 30, 2004, the Company entered into an asset purchase agreement with East Winds Beach Hotel Limited and East Winds Holdings Limited in which the Company agreed to purchase the assets comprising of a hotel and related facilities in the State of Saint Lucia collectively known as the East Winds Inn.  The acquisition was subject to certain conditions, including he Company’s obtaining necessary governmental permits and licenses on or before specified dates.  The Company deposited $100,000 in escrow which was to be applied towards the purchase price.  The Company was unable to obtain the required governmental approvals within the time periods prescribed in the Agreement, and the Agreement automatically terminated on February 15, 2005.  Despite the termination of the Agreement, the Company attempted to further discuss the matter with the sellers in an effort to complete the transaction.  However, on March 21, 2005, the Company advised the sellers of their intention to terminate further discussions, and requested the return of the escrow deposit.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

The Company believes accounts receivable for are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at December 31, 2004.

NOTE 4 – RELATED PARTY TRANSACTION

During the year ended December 31, 2003, the Company advanced an officer a total of $11,250 and the officer repaid $5,051 of that amount, resulting in a net receivable of $6,199 at December 31, 2003.  During September 2003, the advance was converted into a note that bears interest at 12 percent per annum. The note was repaid by December 31, 2004.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

December 31,	2004	2003
Buildings	3,000,000	3,000,000
Deposits for construction	47,006	519,044
Leasehold improvements	629,950	4,899
Furniture and fixtures	451,743	-
Equipment	48,697	18,460
	4,177,396	3,542,403
Accumulated depreciation	(266,737)	-
Property and Equipment, net	3,910,659	3,542,403

NOTE 6 – NOTES PAYABLE

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

During the year ended December 31, 2004, the Company issued notes totaling $3,367,700.  The Company received $3,030,930 net of offering costs of $336,770. From the commencement of the offering through December 31, 2004, the Company has issued notes totaling $5,174,700. Interest payable relating to the notes was $104,145 at December 31, 2004.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 1,010,310 warrants relating to the notes payable issued during the year ended December 31, 2004 at exercise prices ranging from $0.26 to $1.00.

The proceeds from the offering for the year ended December 31, 2004 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $2,601,293 to the notes before deferred financing costs of $260,129 and $689,766 (which includes $76,641 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $1,019,039, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.32%, expected dividend yield of 0%, volatility of 52.56%, and expected lives of 5 years.

The total deferred financing costs at December 31, 2004 of $1,116,329 and the discount on the notes of $1,264,464 will be amortized as interest expense through August 31, 2008.  Interest expense recognized for the year ended December 31, 2004 was $491,629.

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

The agreement also grants Laurus stock purchase warrants that provide the right to acquire 807,692 shares of the Company’s common stock during a seven year term. The exercise prices of the warrant are $2.06, $2.40, and $2.74, respectively, each for one third of the common shares covered under the warrant. On August 30, 2004, the Company filed a registration statement with the Securities and Exchange Commission (Commission) covering the common stock issuable upon conversion of amounts due under the note, as described above, as well as the  common shares issuable upon exercise of the stock options and the stock purchase warrants described above.  The total number of common shares to be received by Laurus upon conversion of the note and upon exercise of the stock options and stock purchase warrants may not exceed 4.99% of the outstanding common stock, although, Laurus may void the stated limitation by providing the Company with 75 days notice of their election to void the limitation.

 For accounting purposes, the fair value of the options and warrants is considered loan costs.  The fair value of $4,055,003 has been measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 51.3%, and expected lives of 9.47 years.  The value of the options and warrants and the $394,500 fee payable to Laurus are being amortized over the life of the loan. Interest expense recognized for the year ended December 31, 2004 was $617,987. At December 31, 2004, the only amounts drawn on the convertible term note was the $394,500 fee payable to Laurus.

In connection with this funding, the Company agreed to pay a registered broker dealer affiliated with the Company’s Chairman, a fee of ten percent of the funds drawn on the note, and warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants expire on July 29, 2014. For accounting purposes, the fair value of the warrants is considered loan costs.  The fair value of $1,293,466 has been measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 51.3%, and expected lives of 10 years.  The value of the warrants and the $39,450 is being amortized over the life of the loan. Interest expense recognized for the year ended December 31, 2004 was $185,127.

Promissory Notes

During the year ended December 31, 2004, the Company entered into promissory notes totaling $1,054,390.  Interest accrues on these notes at a rate of 12% and the interest and principal are due six months from the date of the note.

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 6, the Company entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the year ended December 31, 2004, the Company issued warrants to purchase 1,010,310 shares of common stock.  Also discussed in Note 6, the Company entered into a financing agreement in which the Company issued options and warrants to purchase 3,594,633 shares of common stock.  At December 31, 2004, the Company had 8,603,623 options/warrants outstanding.

At December 31, 2004, and 2003, the weighted average remaining life for all warrants outstanding was 5.00 and 4.37 years respectively.  A summary of warrants outstanding is as follows:

		Exercise Price	Weighted Avg
	Warrants	Range	Exercise Price
Outstanding at December 31, 2002	1,646,580	0.001	0.001
Warrants granted in connection with debentures	1,042,100	*	*
Warrants granted as compensation	1,000,000	0.001	0.001
Warrants exercised	(690,000)	0.001	0.001
Outstanding at December 31, 2003	2,998,680	*	*
Warrants granted in connection with debentures	1,010,310	*	*
Warrants granted in connection with financing arangements	4,594,633	.0036 to 2.74	0.44
Outstanding at December 31 2004	8,603,623	*	*
Exercisable at December 31, 2004	8,603,623	*	*

Common Stock- On September 15, 2003, the Company and its then Chairman entered into an agreement whereby the Chairman resigned from his position. As part of the resignation, the former Chairman surrendered 2,044,170 shares of common stock for no consideration. After the shares were surrendered to the Company, the shares were retired.

Effective August 2002, the Company’s subsidiary entered into a three year employment agreement with its then president pursuant to which the officer would be paid an annual salary of $125,000. In addition, the officer was entitled to receive up to 300,000 shares of common stock of the Company on an earn out basis.  The agreement could be terminated by either party with advance written notice one year after its effective date.  For the year ended December 31, 2003, the Company issued 116,666 shares of stock to the officer as compensation under this agreement.  The fair value of the stock when issued was $298,426.  The agreement was terminated in October 2003.  As stated in Note 9, this agreement is subject matter of certain litigation involving the parties and the Company.

In June 2004, as consideration for a full release of any claims against the Company, two former officers were each granted 100,000 shares of common stock. These shares were valued at $300,000 ($1.50 per share), which was the market value of the stock on the date of issuance, and included in the accompanying financial statements as part of general and administrative expense.

NOTE 8 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation.  As of December 31, 2004, and 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $2,947,408 and $1,999,356, respectively which, if unused, will begin to expire in 2022.  The net deferred tax asset consists of the following at December 31, 2004 and 2003:

	2004	2003
Operating loss carryforwards	$ 1,099,383	$ 745,760
Stock compensation granted	-	745,627
Valuation allowance	(1,099,383)	(1,491,387)
Net deferred tax asset	$ -	$ -

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	2004	2003
Tax at Federal statutory rate (34%)	$ (1,168,696)	$ (1,158,074)
State benefit, net of federal tax	(113,432)	(112,420)
Non-deductible expenses	928,505	-
Change in valuation allowance	353,623	1,270,494
Income tax provision	$ -	$ -

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease – In November 2002, the Company entered into a five-year operating lease for office space. The lease was effective December 1, 2002. Under terms of the lease, the Company will pay $5,300 per month through May 2008. The future minimum payments under this lease as of December 31, 2004 are as follows:

Year Ending December 31,
2005	$ 63,600
2006	63,600
2007	63,600
2008	21,200
$ 212,000

The Company incurred rent expense of $63,600 and $63,600 during the years ended December 31, 2004 and 2003, respectively.

Capital Lease – As discussed in Note 2, the Company entered into a capital lease obligation for the acquisition of resort property.  The following schedule shows the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2004:

Year Ending December 31,
2005	$ 494,121
2006	872,578
2007	872,578
2008	872,578
2009	872,578
Thereafter	1,135,373
Net minimum lease payments	5,119,806
Less: amount representing interest	(929,708)
Present value of net minimum lease payments	4,190,098
Less: current portion	(261,111)
Capital lease obligation-long term	$ 3,928,987

Legal Proceedings

On June 15, 2004, the Company entered into an agreement with Independent Financial Services, Inc. (“IFS”) in which IFS agreed to act as an agent for CCI to obtain financing for the Company.  As compensation for these services, the Company agreed to pay a commission consisting of a) common shares equal to 2% of the common stock on the date of closing and if the lender/investor does not require equity participation, then 4% and b) 4% of the gross loan amount payable in cash, which includes any mezzanine, equity funds or sale/leaseback proceeds.  This agreement expired on August 17, 2004.  If the Company obtains funding from a source introduced by IFS during the original term of the agreement, within five years of the expiration of the agreement, the Company is required to pay the above fees to IFS.

As described in Note 2, on July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus. Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000 plus options and warrants to purchase the Company’s common stock. On September 1, 2004, IFS filed a lawsuit against CCI claiming breach of contract and seeking the payment of fees under the agreement.  IFS is seeking an award of compensatory damages, punitive damages, interest, costs and such other relief as provided by law and deemed just by the Court. The Company filed an answer to the lawsuit stating in part that IFS fraudulently induced the Company to enter into the agreement knowing they (IFS) were not a registered broker-dealer.  The Company believes that the nature of the underlying transaction with Laurus would require IFS to be a registered broker-dealer in order to receive such fees or commissions.

Currently, the outcome of the litigation is uncertain. If the Company were to lose the lawsuit the Company may be required to pay $420,000 representing the 4% commission and the issuance of 2% of CCI’s common stock on July 29, 2004.

In March 2004, the Company and its subsidiary filed a complaint in the Supreme Court for the State of New York against the former president of the Company’s subsidiary seeking declaratory relief against certain claims made by the former president.  The former president filed an answer and counter claim alleging he was entitled to participate in the November 2002 stock exchange agreement between the Company and its Subsidiary and is entitled to 3,544,170 shares of the Company’s common stock.  Additionally, the former president alleges he was terminated without sufficient cause under his employment agreement and is entitled to additional compensation of approximately $48,000.  Currently, the outcome of the litigation is uncertain.  If the Company were to lose the lawsuit the Company may be required to issue the common stock and make the cash payment sought in the counter claim.

Consulting Agreement

The Company has a consulting agreement in place which provides for a finders fee equal to 5% of the purchase price of any properties the Company purchases that were introduced by the consultant.  The consultant is a registered broker dealer affiliated with the Company’s Chairman.  Under this agreement, the Company will pay $250,000 to the consultant for the purchase of the Palmetto Beach Hotel when the Company obtains title to the property at the end of the lease.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $515,626 of interest expense during the period ended December 31, 2004.

NOTE 11 – SUBSEQUENT EVENT

On January 6, 2005, the Company entered into a Consulting Agreement with a consulting firm, Inc. to provide investor relations services to the Company.  The Agreement is effective for six months with an automatic six month renewal option if not canceled in writing 30 days prior to the expiration of the first term.  As compensation for this agreement, the Company is to pay $6,000 per month and issue 60,000 shares of common stock each three-month period the agreement is in place.  The Company also agreed to register the shares issued under this agreement in connection with the Company’s next registration of shares.

Subsequent to December 31, 2004, the Company issued $645,000 of subordinated notes payable with attached warrants to purchase 193,500 shares of common stock for proceeds of $580,500, net of cash offering costs of $64,500.

#