Form 10QSB
period 2005-03-31
CCI GROUP INC
filed 2005-05-23
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        March 31, 2005

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

The number of shares issued and outstanding of our common stock, no par value, as of May 1, 2005 was 9,681,907.

#

INDEX

CCI Group, Inc.

For The Quarter Ending March 31, 2005

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2005 and

  December 31, 2004

3

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three Months ended March 31, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through March 31, 2005

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three Months Ended March 31, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through March 31, 2005

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$ 84,629	$ 178,848
Accounts receivable	35,654	29,597
Prepaid expenses and other current assets	16,275	16,093
Total Current Assets	136,558	224,538
Property and Equipment, Net	3,862,881	3,910,659
Other Assets
Deposits	215,900	115,900
Deferred financing costs, net of accumulated amortization of
$1,603,890 and $1,062,099, respectively	5,347,277	5,836,649
Land lease rights, net of accumulated amortization of $87,970
and $74,080, respectively	1,912,030	1,925,920
Total Other Assets	7,475,207	7,878,469
Total Assets	$ 11,474,646	$ 12,013,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 433,861	$ 421,329
Reservation deposits	219,129	284,060
Commission payable	3,000	41,355
Accrued expenses	338,689	283,079
Current portion of notes payable	1,054,390	1,054,390
Current portion of capital lease payable	359,441	261,111
Total Current Liabilities	2,408,510	2,345,324
Noncurrent Liabilities
Notes payable, net of amortized discount of $1,078,336 and
$1,031,820, respectively	5,135,864	4,537,380
Capital lease payable, net of current portion	3,766,756	3,928,987
Total Noncurrent Liabilities	8,902,620	8,466,367
Stockholders' Equity
Common stock - no par value; 50,000,000 shares authorized;
9,661,907 and 9,661,907 shares outstanding, respectively	11,138,701	11,029,968
Deficit accumulated during the development stage	(10,975,185)	(9,827,993)
Total Stockholders' Equity	163,516	1,201,975
Total Liabilities and Stockholders' Equity	$ 11,474,646	$ 12,013,666

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			January 11, 2001
			(Date of Inception)
For the Three Months Ended			through
March 31,			March 31,
2005	2004		2005
Revenue	$ 579,024	$ -	$ 872,690
Operating Costs and Expenses
Cost of sales	82,661	-	171,472
Direct and operating expenses	377,319	-	1,648,219
General and administrative expenses	487,336	845,371	7,172,490
Total Operating Costs	947,316	845,371	8,992,181
Loss from Operations	$ (368,292)	$ (845,371)	$ (8,119,491)
Other Income (Expense)
Interest expense	(846,851)	(192,401)	(2,961,505)
Interest income	64,244	-	99,889
Foreign currency exchange gain	3,707	-	5,922
Net Other Expense	(778,900)	(192,401)	(2,855,694)
Net Loss	$ (1,147,192)	$ (1,037,772)	$ (10,975,185)
Basic and Diluted Loss per Share	$ (0.12)	$ (0.11)
Weighted Average Number of
Common Shares Outstanding	9,661,907	9,461,907

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period
			January 11, 2001
			(Date of Inception)
	For the Three Months Ended		through
	March 31,		March 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net loss	$ (1,147,192)	$ (1,037,772)	$ (10,975,185)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	94,736	-	361,473
Issuance of common stock and warrants for services	-	-	2,743,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	629,979	92,761	1,998,802
Gain on foreign currency exchange	-	-	(2,215)
Changes in operating assets and liabilities:
Receivables	(6,058)		(35,654)
Employee advance	-	-	-
Prepaid expenses and other current assets	(182)	-	(16,275)
Deposits	(100,000)	-	(215,900)
Accounts payable	12,532	94,620	423,323
Reservation deposits	(64,931)	-	219,129
Accrued expenses	55,610	(18,585)	212,832

Net Cash Used in Operating Activities	(525,506)	(868,976)	(5,286,344)

Cash Flows from Investing Activities
Cash paid for property and equipment	(46,957)	(517,498)	(1,724,354)
Issuance of note receivable	-	-	(400,000)
Payments received on note receivable	-	-	400,000

Net Cash Used in Investing Activities	(46,957)	(517,498)	(1,724,354)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants	645,000	1,371,000	6,852,700
Cash paid for offering and financing costs	(102,855)	(123,800)	(767,394)
Principle payments on capital lease	(63,901)	(47,512)	(373,803)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308

Net Cash Provided by Financing Activities	478,244	1,199,688	7,095,327

Net Change in Cash and Cash Equivalents	(94,219)	(186,786)	84,629

Cash and Cash Equivalents, Beginning of Period	178,848	303,968	-

Cash and Cash Equivalents, End of Period	$ 84,629	$ 117,182	$ 84,629

Supplemental Cashflow Information
Cash paid for interest	$ 125,152	$ 132,112

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Basic and Diluted Loss Per Share —At March 31, 2005, there were 8,797,123 options/warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

Stock Based Compensation — The Company accounts for stock options/warrants issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company granted no options or warrants to employees during the three months ended March 31, 2005 and 2004.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11,

2001 (date of inception) through March 31, 2005, the Company incurred a net loss of $10,975,185.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

During the three months ended March 31, 2005, the Company issued notes totaling $645,000.  The Company received $580,500 net of offering costs of $64,500. From the commencement of the offering through March 31, 2005, the Company has issued notes totaling $5,819,700. Interest payable relating to the notes was $165,765 at March 31, 2005.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 193,500 warrants relating to the notes payable issued during the three months ended March 31, 2005 at exercise prices ranging from $0.55 to $0.75.

The proceeds from the offering for the three months ended March 31, 2005 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $524,186 to the notes before deferred financing costs of $52,419 and $108,733 (which includes $12,081 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $148,924, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.70%, expected dividend yield of 0%, volatility of 53.54%, and expected lives of 5 years.

The total deferred financing costs at March 31, 2005 of $1,168,747 and the discount on the notes of $1,385,278 will be amortized as interest expense through August 31, 2008.  Interest expense recognized for the three months ended March 31, 2005 was $846,851.

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

The agreement also grants Laurus stock purchase warrants that provide the right to acquire 807,692 shares of the Company’s common stock during a seven year term. The exercise prices of the warrant are $2.26, $2.40, and $2.74, respectively, each for one third of the common shares covered under the warrant. On August 30, 2004, the Company filed a registration statement with the Securities and Exchange Commission covering the common stock issuable upon conversion of amounts due under the note, as described above, as well as the  common shares issuable upon exercise of the stock options and the stock purchase warrants described above.  The total number of common shares to be received by Laurus upon conversion of the note and upon exercise of the stock options and stock purchase warrants may not exceed 4.99% of the outstanding common stock, although, Laurus may void the stated limitation by providing the Company with 75 days notice of their election to void the limitation.

 For accounting purposes, the fair value of the options and warrants is considered loan costs.  The fair value of $4,055,003 has been measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 51.3%, and expected lives of 9.33 years.  The value of the options and warrants and the $394,500 fee payable to Laurus are being amortized over the life of the loan. Interest expense recognized for the three-month period ended March 31, 2005 was $370,792. At March 31, 2005, the only amounts drawn on the convertible term note was the $394,500 fee payable to Laurus.

In connection with this funding, the Company agreed to issue to a registered broker dealer, a fee of ten percent of the funds drawn on the note, and warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants expire on July 29, 2014. For accounting purposes, the fair value of the warrants is considered loan costs.  The fair value of $1,293,466 has been measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 51.3%, and expected lives of 10 years.  The value of the warrants and the $39,450 is being amortized over the life of the loan. Interest expense recognized for the three-month period ended March 31, 2005 was $170,999.

NOTE 3 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 2, the Company has entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the three months ended March 31, 2005, the company issued warrants to purchase 193,500 shares of common stock.  Also discussed in Note 2, the Company entered into a financing agreement in which the Company issued options and warrants to purchase 3,594,633 shares of common stock.  At March 31, 2005, the Company had 8,797,123 options/warrants outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – SUBSEQUENT EVENT

Subsequent to March 31, 2005, the company has issued 163,500 warrants valued at $47,144 using the Black-Scholes option pricing model with the following weighted average assumptions: interest rate of 3.29%, estimated volatility rate of 51.81%, and an estimated life of 5 years. The warrants were issued in connection to the subordinated notes payable as described in Note 2.

Subsequent to March 31, 2005, the Company paid the entirety of their lease payments remaining under their existing sub-lease for the Barbuda resort. The Company also exercised their option to acquire all of the assets to the resort and to receive the assignment of the underlying lease agreement with the Government of Antigua and Barbuda. The Company entered into the sublease agreement in September 2003 with Impresa Guffanti Constructioni Edili SRL, an Italian company. Guffanti Constructioni received the leasehold rights to 90 acres of land where the resort is situated from the Government of Antigua and Barbuda in 1989. The term of the lease is 99 years. As a result of the assignment, the Company is now the lessee of the governmental lease. The Government of Antigua and Barbuda has approved the assignment of the lease to the Company. The lease requires the Company to pay the government the sum of approximately $7,000 as an annual lease payment. The rental amount is subject to review in 10 year intervals.

The Company paid the sum of $4,048,695 to the former sub-lessor representing the remainder of the Company’s lease payments under the sub-lease agreement. The Company used funds from their exiting credit facility with Laurus Master Fund, Ltd. to make this payment. The Company drew down a total of $4,700,000 from the Laurus facility. Funds remaining from the drawdown were used to pay legal and recording fees and are to be used for working capital purposes. The Company is required to pay McGinn Smith, Inc. a registered broker dealer, a fee of $220,000 in connection with their October 19, 2002 agreement with the broker dealer. Of that amount, Mr. Casolo, the Company’s Chairman who also is an officer of the broker dealer, is expected to receive a fee of $110,000 under an arrangement which pre-dated his role as their Chairman.

Under the Laurus credit facility, the Company is required to make monthly payments of principal (amortized over a seven year term) plus accrued interest commencing on August 1, 2005. A final balloon payment is due at maturity on July 29, 2007.  Interest accrues on the principal amount at the rate of prime plus 2%. The Company granted Laurus a priority lien on our assets at the resort including a priority lien on their ownership rights to the governmental lease. As of the April 22, 2005, the Company drew down a total of $5,049,500.00 from the Laurus credit facility, which amount is comprised of a $349,500 fee paid to Laurus at closing and the above described $4,700,000 draw down. On April 27, 2005, the Company notified Laurus of their intention to return to Laurus the funds remaining in the restricted account. The Company is also required to pay Laurus 1% of the amount returned plus any accrued an unpaid interest on such sum.

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

Plan of Operations.

Our plan of operations entails a two fold strategy of developing a network of luxury resorts in the Caribbean through an acquisition program, and converting acquired resorts into “member only” clubs though a membership program we have developed. On September 18, 2003, we acquired a sub-lease to our first resort property located on the island of Barbuda, West Indies. The resort features 23 oceanfront junior suites and one villa situated on a pristine, isolated Caribbean beach. The property is located on 90 acres and is the subject of a 99 year lease agreement with the Government of Antigua and Barbuda which began in 1989.  In December 2003 we commenced a $1,300,000 renovation of the resort. The renovations were completed in April 2004 and which transformed the resort to a five star destination. Our resort is now called “The Beach House-Barbuda.”  The resort commenced operations in April 2004. On April 22, 2005, using funds from the transaction with Laurus Master Fund, Ltd., we paid the entirety of our lease payments  remaining under the  original sub-lease agreement. We are now the lessee of the governmental lease. We have delayed the full scale promotion of our membership plan for the foreseeable future, and are concentrating our management efforts on the marketing and operations of our existing resort. We intend to acquire or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties. We expect to re-initiate our membership marketing efforts when we have acquired at least one more operating resort.

Our cash requirements for the next 12 months will vary depending upon whether we are able to acquire other resorts. Our working capital needs for the next 12 months, other than for resort acquisitions, will include our New York operations and our Barbuda resort.

Working capital for our New York operations are estimated to be $1,931,500 for the 12 month period. This amount includes membership and resort marketing, salaries and related costs to employees, rent, fees to consultants and professionals, and debt services for our subordinated notes issued during 2003 and 2004, travel, other general and administrative charges, and resort lease payments. Membership and resort marketing which includes brochures and print material are estimated to be $25,000 for the period. Salaries including compensation to our Chairman and President and related costs to employees are estimated to be $240,000 for the period. Rent is estimated to be $64,000 for the period. We have estimated $250,000 in fees to consultants which includes $132,000 payable to three consultants for resort marketing and resort promotion, as well as accounting, legal, financial audits and reviews. Debt service on existing debt, which includes subordinated notes sold during 2003 and 2004, the Laurus note, and demand notes are estimated to be $889,500 for the period. Travel and related expenses for officers and consultants to exiting and proposed locations are estimated to be $50,000 for the period. Miscellaneous expenses for phone, suppliers and related costs are estimated to be $86,000 for the period. Finally, resort lease payments  under the sub-lease agreement for our Barbuda resort are estimated to be $327,000 for the period.

Operating expenditures for our Barbuda resort are estimated to be $1,600,000 for the 12 month period. This amount includes; salaries to employees and related costs estimated to be $780,000, food and beverage costs estimated to be $245,000, and room related charges and general and administrative charges estimated to be $575,000.

We intended to use revenues from membership sales to offset our working capital needs of our New York office as described above. However, we have suspended our membership program for the foreseeable future. Therefore, at this time, we can not predict the amount, if any, of revenues from membership sales. Revenues from our Barbuda resort will be used to offset operational expenses at the resort. The Beach House-Barbuda officially re-opened for business in April 2004 after completion of the renovation project. In November 2004, we hired a consultant to promote the resort to the travel community. Resort revenues were $293,666 for the 2004 period which consisted mainly of income from November and December 2004 operations. During the three month period ending March 31, 2005, revenues which were exclusively from our resort operations, was $579,024. We did not have resort revenue in 2004. We believe that our resort achieves a positive cash flow with a 30-35% occupancy rate during the low season, and a 15-20% occupancy rate during the high season.  Based on our recent operational result, we expect to achieve profitable operations at our resort for fiscal 2005.

As discussed above, our cash requirements for the next 12 months will be significant. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2004, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office and from time to time our Barbuda resort as discussed above. We also will require additional funds for any resort acquisition. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above will have a material adverse impact on our business and business strategy.

During fiscal years 2003 and through July 2004, we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. During the first quarter of 2005, we raised approximately $580,500 net of offering costs of $64,500 in connection with the private placement offering of our subordinated notes. The notes were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. In addition, during 2004, we issued $1,054,390 in demand notes to a party related to the broker dealer affiliated with our Chairman. The notes bear interest at 12%.

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

Disclosure Regarding Forward Looking and Cautionary Statements.

--------------------------------------------------------------

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2004. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as described in the following paragraph, the Company’s disclosure controls and procedures as of March 31, 2005 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of 2005, we raised approximately $580,500 net of offering costs of $64,500 in connection with the private placement offering of our subordinated notes. The notes were sold to one institutional investor, which is an affiliate of the Company’s Chairman. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. The subscriber was an “accredited investor,” represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

Date:  May 23, 2005

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#