Form 10QSB
period 2005-06-30
CCI GROUP INC
filed 2005-08-22
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        June 30, 2005

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports),  [X] Yes [ ] No; and (2) has been subject to such filing requirements for the past 90 days:  [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  No    Not Applicable

The number of shares issued and outstanding of our common stock, no par value, as of August 22, 2005 was 9,681,907 ..

#

INDEX

CCI Group, Inc.

For The Quarter Ending March 31, 2005

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2005 and

  December 31, 2004

3

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three and Six Months ended June 30, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2005

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three and Six Months Ended June 30, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2005

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

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
			June 30,	December 31,
			2005	2004
CURRENT ASSETS
	Cash		$42,393	$178,848
	Accounts receivable		72,490	29,597
	Prepaid expenses and other current assets		16,454	16,093
		Total Current Assets	131,337	224,538

	Property and equipment, Net		3,807,177	3,910,659

OTHER ASSETS
	Deposits		265,900	115,900
	Deferred financing costs, net of accumulated amortization of
		$2,151,436 and $1,062,099, respectively	5,006,394	5,836,649
	Land lease rights, net of accumulated amortization of $101,860
		and $74,080, respectively	1,898,140	1,925,920
		Total Other Assets	7,170,434	7,878,469

		TOTAL ASSETS	$11,108,948	$12,013,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable		$441,806	$421,329
	Reservation deposits		209,716	284,060
	Commission payable		-	41,355
	Accrued expenses		343,230	283,079
	Current portion of notes payable		1,463,104	1,054,390
	Current portion of capital lease payable		-	261,111
		Total Current Liabilities	2,457,856	2,345,324

NONCURRENT LIABILITIES
	Notes payable, net of amortized discount of $1,064,290 and
		$1,031,820, respectively	10,276,196	4,537,380
	Capital lease payable, net of current portion		-	3,928,987
		Total Noncurrent Liabilities	10,276,196	8,466,367

STOCKHOLDERS' EQUITY

	Common stock - no par value; 50,000,000 shares authorized;
		9,721,907 and 9,661,907 shares outstanding, respectively	11,391,216	11,029,968
	Deficit accumulated during the development stage		(13,016,320)	(9,827,993)
		Total Stockholders' Deficit	(1,625,104)	1,201,975

		TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,108,948	$12,013,666

See notes to condensed consolidated financial statements

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

							For the period
			For the Three		For the Six		January 11, 2001
			Months Ended		Months Ended		(Date of Inception)
			June 30,		June 30,		through
			2005	2004	2005	2004	June 30, 2005
REVENUE			$424,939	$6,494	$1,003,963	$6,494	$1,297,629

OPERATING COSTS AND EXPENSES

	Cost of sales		51,837	-	134,498	-	223,309
	Direct and operating expenses		329,343	379,865	706,662	379,865	2,357,427
	General and administrative expenses		944,517	681,116	1,431,853	1,526,487	7,737,141

		Total Operating Costs	1,325,697	1,060,981	2,273,013	1,906,352	10,317,877

LOSS FROM OPERATIONS			(900,758)	(1,054,487)	(1,269,050)	(1,899,858)	(9,020,248)

OTHER INCOME (EXPENSES)

	Interest expense		(1,153,833)	(275,407)	(2,000,684)	(467,808)	(4,115,338)
	Interest income		11,899	16	76,143	16	111,788
	Foreign currency exchange gain		1,556	10,846	5,263	10,846	7,478

		Total Other Income (Expenses)	(1,140,378)	(264,545)	(1,919,278)	(456,946)	(3,996,072)

NET LOSS			$(2,041,136)	$(1,319,032)	$(3,188,328)	$(2,356,804)	$(13,016,320)

	Basic and Diluted Loss per Share		$(0.21)	$(0.14)	$(0.33)	$(0.25)

	Weighted Average Number of
	Common Shares Outstanding		9,714,654	9,494,874	9,688,426	9,478,391

See notes to condensed consolidated financial statements

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

					For the period
			For the Six		January 11, 2001
			Months Ended		(Date of Inception)
			June 30,		through
			2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss			$(3,188,328)	$(2,356,804)	$(13,016,320)
Adjustments to reconcile net loss to net cash from operating activities:
	Depreciation		188,733	27,390	455,470
	Issuance of common stock and warrants for services		21,000	300,000	2,764,326
	Amortization of deferred offering costs, discount
		on notes payable and land lease rights	1,273,313	210,672	2,642,136
	Gain on foreign currency exchange		5,263	(10,846)	3,048
Changes in operating assets and liabilities
	Receivables		(42,895)	(268)	(72,491)
	Employee advance		-	-	-
	Prepaid expenses and other current assets		(362)	-	(16,455)
	Deposits		(150,000)	-	(265,900)
	Accounts payable		15,215	196,899	426,005
	Reservation deposits		(74,344)	-	209,716
	Accrued expenses		323,333	87,077	480,555
		Net Cash Used by Operating Activities	(1,629,072)	(1,545,880)	(6,389,910)

CASH FLOWS FROM INVESTING ACTIVITIES
	Cash paid for property and equipment		(85,249)	(729,014)	(1,762,646)
	Issuance of note receivable		-	-	(400,000)
	Payments received on note receivable		-	-	400,000
		Net Cash Used by Investing Activities	(85,249)	(729,014)	(1,762,646)

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of notes payable and warrants		1,913,124	2,503,500	8,120,824
	Cash paid for offering and financing costs		(193,855)	(263,106)	(858,394)
	Principle payments on capital lease		(141,403)	(112,672)	(451,305)
	Issuance of common stock for exercise of warrants		-	-	690
	Proceeds from issuance of common stock		-	-	1,348,626
	Contribution of capital with no issuance of shares		-	-	2,200
	Cash received in purchase of Kinship		-	-	32,308
		Net Cash Provided by Financing Activities	1,577,866	2,127,722	8,194,949

	NET INCREASE IN CASH		(136,455)	(147,172)	42,393

	CASH AT BEGINNING OF PERIOD		178,848	303,968	-

	CASH AT END OF PERIOD		$42,393	$156,796	$42,393

#

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Reclassifications — The financial statements for the prior period have been reclassified to be consistent with the current presentation.  The reclassifications had no effect on net loss.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share —At June 30, 2005, there were 9,061,123 options/warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

Stock Based Compensation — The Company accounts for stock options/warrants issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company granted no options or warrants to employees during the six months ended June 30, 2005 and 2004.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through June 30, 2005, the Company incurred a net loss of $1 3,016,320 ..  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

During the six months ended June 30, 2005, the Company issued notes totaling $1,525,000.  The Company received $1,372,500 net of offering costs of $152,500. From the commencement of the offering through June 30, 2005, the Company has issued notes totaling $6,699,700. Interest payable relating to the notes was $277,528 at June 30, 2005.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 457,500 warrants relating to the notes payable issued during the six months ended June 30, 2005 at exercise prices ranging from $0.15 to $0.75.

The proceeds from the offering for the six months ended June 30, 2005 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $1,336,333 to the notes before deferred financing costs of $133,633 and $169,801 (which includes $18,868 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $222,629, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.83%, expected dividend yield of 0%, volatility of 52.47%, and expected lives of 5 years.

The total deferred financing costs at June 30, 2005 of $1,249,962 and the discount on the notes of $1,453,131 will be amortized as interest expense through August 31, 2008.  Interest expense recognized for the six months ended June 30, 2005 was $1,645,468.

Laurus Transaction.

On July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The term of the note is three years and bears interest at the rate of prime plus two percent, subject to a minimum rate and adjustments. The funds received from the note, less a $349,500 fee payable to Laurus, were placed in a restricted bank account under the sole dominion and control of Laurus. The ability to use the funds were subject to limitations and restrictions.  The Company has the right to prepay all amounts drawn down by paying 101% of such amount in cash. The note is convertible into common stock at a fixed price of $1.37 per share subject to certain conditions.

On April 21, 2005, the Company paid the entirety of their lease payments remaining under their existing sub-lease for the Barbuda resort. The Company also exercised their option to acquire all of the assets to the resort and to receive the assignment of the underlying lease agreement with the Government of Antigua and Barbuda. The Company entered into the sublease agreement in September 2003 with Impresa Guffanti Constructioni Edili SRL, an Italian company. Guffanti Constructioni received the leasehold rights to 90 acres of land where the resort is situated from the Government of Antigua and Barbuda in 1989. The term of the lease is 99 years. As a result of the assignment, the Company is now the lessee of the governmental lease. The Government of Antigua and Barbuda has approved the assignment of the lease to the Company. The lease requires the Company to pay the government the sum of approximately $7,000 as an annual lease payment. The rental amount is subject to review in 10 year intervals.

The Company paid the sum of $4,048,695 to the former sub-lessor representing the remainder of the Company’s lease payments under the sub-lease agreement. The Company used funds from their exiting credit facility with Laurus Master Fund, Ltd. to make this payment. The Company drew down a total of $4,700,000 from the Laurus facility. Funds remaining from the drawdown were used to pay legal and recording fees and are to be used for working capital purposes. The Company paid McGinn Smith, Inc. a registered broker dealer, a fee of $220,000 in connection with their October 19, 2002 agreement with the broker dealer. Of that amount, Mr. Casolo, the Company’s Chairman who also is the former officer of the broker dealer, is expected to receive a fee of $110,000 under an arrangement which pre-dated his role as Chairman.

Under the Laurus credit facility, the Company is required to make monthly payments of principal (amortized over a seven year term) plus accrued interest commencing on August 1, 2005. A final balloon payment is due at maturity on July 29, 2007.  Interest accrues on the principal amount at the rate of prime plus 2%. The Company granted Laurus a priority lien on the assets at the resort including a priority lien on their ownership rights to the governmental lease. As of April 22, 2005, the Company drew down a total of $5,049,500.00 from the Laurus credit facility, which amount is comprised of a $349,500 fee paid to Laurus at closing and the above described $4,700,000 draw down. On April 27, 2005, the Company notified Laurus of their intention to return to Laurus the funds remaining in the restricted account. The Company is also required to pay Laurus 1% of the amount returned plus any accrued and unpaid interest on such sum.

NOTE 3 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 2, the Company has entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the six months ended June 30, 2005, the company issued warrants to purchase 457,500 shares of common stock.  Also discussed in Note 2, the Company entered into a financing agreement in which the Company issued options and warrants to purchase 3,594,633 shares of common stock.

On June 23, 2005, the Company entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist the Company in obtaining financing.  As compensation for these services, Westrock is to receive 11% of the capital raised and receive 1,000,000 warrants to purchase common stock.  The agreement expires December 23, 2005.  The warrants have a fair value of $170,448 as calculated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.74%, expected dividend yield of 0%, volatility of 51.64%, and expected lives of 5 years.  The fair value of he warrants have been recorded as deferred offering costs until such time as proceeds are raised or the agreement expires at which time it will be used to offset proceeds or expensed.  The Company Chairman is also an employee and officer of Westrock Advisors, Inc. We have been advised that Mr. Casolo is expected to receive 60% of the compensation received by Westrock under the described agreement.

At June 30, 2005, the Company had 9,061,123 options/warrants outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

St. James Club Acquisition

On June 2, 2005, the Company entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua. The purchase price for the transaction is $31,000,000, of which $27,000,000 is payable at closing and the balance is payable under a promissory note in favor of the seller. The five year note will bear interest at the rate of 7% per annum, and principal and interest will be payable monthly throughout the term based on a five year amortization. The note will be secured by a second mortgage on the resort. The Company placed $250,000 in escrow which will be applied towards the total purchase price at closing.  The Company also agreed to purchase outstanding timeshare receivables of the seller at a rate of 90% of the amount due at closing, which is believed to be approximately $3,000,000.  It is anticipated that the transaction will close by the end of August 2005.

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

Other L itigation

In February 2005, a third party filed suit in The Superior Court of the Virgin Islands Division of St. Croix for breach of contract.   The plaintiff is seeking consulting fees of $25,000, plus interest at a rate of 9% and associated legal fees.

Consulting Agreement

The Company has a consulting agreement in place which provides for a finders fee equal to 5% of the purchase price of any properties the Company purchases that were introduced by the consultant.  Under this agreement, the Company will pay $250,000 to the consultant for the purchase of the Palmetto Beach Hotel.

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

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2004. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include our need to raise funds for operations. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

On September 18, 2003, we acquired a sub-lease to our first resort property located on the island of Barbuda, West Indies. The resort features 23 oceanfront junior suites and one villa situated on a pristine, isolated Caribbean beach. The property is located on 90 acres and is the subject of a 99 year lease agreement with the Government of Antigua and Barbuda which began in 1989.  In December 2003 we commenced a $1,300,000 renovation of the resort. The renovations were completed in April 2004 and which transformed the resort to a five star destination. Our resort is now called “ The Beach House-Barbuda. ”  The resort commenced operations in April 2004. On April 22, 2005, using funds from the transaction with Laurus Master Fund, Ltd., we paid the entirety of our lease payments remaining under the original sub-lease agreement. We are now the lessee of the governmental lease. We have delayed the full scale promotion of our membership plan for the foreseeable future, and are concentrating our management efforts on the marketing and operations of our existing resort. We intend to acquire or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties. We expect to re-initiate our membership marketing efforts when we have acquired at least one more operating resort.

Six Month Period Ending June 30, 2005 Compared With Six Month Period Ending June 30, 2004 .

Results of Operations .

Revenues for the six month period ended June 30, 2005 was $1,003,963 compared with $6,494 for the six month period ended June 30, 2004. The increase of $997,469 or 99.4% is due to the effect of our resort promotion reflecting higher occupancy rates of our Barbuda resort compared with the limited operations of the resort, which opened for business in April 2004, for the same period in 2004.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $2,273,013 for the 2005 period compared with $1,906,352 for the comparable 2004 period. Cost of sales which represents principally food and beverage costs for our Barbuda resort was $134,498 for the 2005 period compared with $0 for the comparable 2004 period. The increase in the 2005 reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  Direct and operating expenses which represents non managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $706,662 reflecting an increase of $326,797 or 86% from $379,865 for the comparable period in 2004. The increase reflects the impact of higher occupancy rates during the 2005 period on such costs. General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $1,431,853 for the 2005 period, reflecting a decrease of $94,634 or 6.2% from $1,526,487 for the comparable period in 2004.

Loss from operations of the six month period ended June 30, 2005 was $1,269,050 reflecting a decrease of $630,808 or 33.2% from $1,899,858 for the comparable period in 2004 for the reasons discussed above.

Interest expense for the six month period ended June 30, 2005 was $2,000,684 reflecting an increase of $1,532,876 or 328% from $467,808 for the comparable period in 2004. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd.  During 2005, we recorded $1,134,337 in the amortization of deferred loan costs related to stock warrants compared with $147,789 for the 2004 period. The increase in interest expenses also is due to interest on an additional $2,389,200 of subordinated notes which we issued in the ensuing period after June 30, 2004. Interest income for the six month period ended June 30, 2005 was $76,143 reflecting an increase of $76,127 or 4,757% from $16 for the comparable period in 2004. Interest income is amounts, generally from the proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts. The increase in interest reflects the additional funds received from the sale of the 12% subordinated notes. Foreign currency exchange gain for the six month period ended June 30, 2005 was $5,263 reflecting a decrease of $5,583 or 51.4% from $10,846 for the comparable period in 2004. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

Net loss for the six month period ended June 30, 2005 was $3,188,328 compared with $2,356,804 for the same period in 2004. The increase in net loss of $831,524 or 35.3% for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital deficit of $2,326,519. Working capital deficit as of December 31, 2004 was $2,120,786. The decrease in working capital deficit is principally a result of increasing debt due to financing activities and decreasing cash due to operations.

Property, plant and equipment, net of accumulated depreciation, as of June 30, 2005 totaled $3,807,177, which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2004 totaled $3,910,659. The reduction is due to amortization that occurred during the period.

As of December 31, 2004, our long term notes payable was $5,591,770 and capital lease payment, which reflected payments due under our sublease arrangement for our Barbuda resort, was $4,190,098.  As of June 30, 2005, we had $10,276,196 in long term notes payable, which includes the note payable to Laurus Master Fund, Ltd. in the amount of $5,049,500. The balance of notes payable reflects our outstanding long term notes payable including our 12% subordinated notes. The note payable to Laurus reflects our payoff of the lease payments under the sublease arrangement for our Barbuda resort.

On June 2, 2005, we entered into a Stock Purchase Agreement with an unaffiliated third party to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua . The purchase price for the transaction is $31,000,000, of which $27,000,000 is payable at closing and the balance is payable under a promissory note in favor of the seller. The five year note will bear interest at the rate of 7% per annum, and principal and interest will be payable monthly throughout the term based on a five year amortization. The note will be secured by a second mortgage on the resort. We have placed $250,000 in escrow which will be applied towards the total purchase price at closing. We will forfeit our deposit if we fail to close the transaction on the closing date of June 31, 2005. We also agreed to purchase outstanding timeshare receivables of the seller at a rate of 90% of the amount due at closing. We believe this amount to be approximately $3,000,000.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations.

As discussed in our other SEC filings, our cash requirements for the next 12 months will be significant. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2004, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition including the acquisition of the St. James Club . Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist us in obtaining financing. The Company’s chairman is an employee and officer of Westrock.   During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer formerly affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above will have a material adverse impact on our business and business strategy.

During fiscal years 2003 and through December 31, 2004 , we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. During the second half of 2005, we raised approximately $ 1,372 , 5 00 net of offering costs of $ 152,500 in connection with the private placement offering of our subordinated notes. The notes were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. In addition, during 2004, we issued $1,054,390 in demand notes to a party related to the broker dealer affiliated with our Chairman. The notes bear interest at 12%.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were not effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We ha ve identified a weakness in internal control over the processes of entering financial statement data which includes entering cash receipts, cash disbursements and general journal entries regarding our Barbuda subsidiary. Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, and in collaboration with the our Board, is developing a plan to correct this weakness in internal control going forward. The plan will entail implementation of improved procedures and controls over recording accounting transactions , including the hiring of an accountant in the United States .. The plan will be reviewed monitored by our management including our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

In an effort to improve our internal controls over the processing of financial data particularly with respect to our Barbuda subsidiary , in August 2005, we hired an accountant in the United States, who along with our accountant in Barbuda, will provide accounting service s to us. We believe that these internal control changes will significantly affect our disclosure controls subsequent to the date of this evaluation by eliminating the weakness described above ..

Part II – Other Information

Item 1.  Legal Proceedings

In February 2005, a third party filed suit in The Superior Court of the Virgin Islands Division of St. Croix for breach of contract against us and our subsidiary, Caribbean Club International, Inc.   The plaintiff is seeking consulting fees of $25,000, plus interest at a rate of 9% and associated legal fees.  We determined not to file an answer to the complaint in the local jurisdiction, and the plaintiff has received a judgment in the Virgin Islands against us and our subsidiary. In order for the plaintiff to collect on the judgment, it will be required to file or convert the foreign judgment in the United States. We believe that the Virgin Island courts lack sufficient jurisdiction over both companies, and the plaintiff had no dealings with our parent entity, among other defenses which may assert in this matter. We can not predict the likely outcome of this litigation.

Item 2.  Changes in Securities and Use of Proceeds

During the second quarter of 2005, we raised approximately $ 792 , 0 00 net of offering costs of $ 88,000 in connection with the private placement offering of our subordinated notes. The notes were sold to two institutional investor s , which are affiliate s of the Company’s Chairman. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. The subscriber was an “accredited investor,” represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

Item 6.  Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On June 8, 2005, we filed a Form 8-K under Item, 1.01 disclosing a Material Definitive Agreement.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date:   August 22 , 2005

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#