Form 10QSB/A
period 2005-06-30
CCI GROUP INC
filed 2005-08-26
CIK 1117034

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  No    Not Applicable

The number of shares issued and outstanding of our common stock, no par value, as of August 22, 2005 was 9,681,907.

#

EXPLANATORY NOTE

Our Form 10-QSB for the period ended June 30, 2005 originally filed on the EDGAR system contained formatting errors. This Form 10-QSB/A corrects the formatting errors.

#

INDEX

CCI Group, Inc.

For The Quarter Ending June 30, 2005

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2005 and

  December 31, 2004

4

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three and Six Months ended June 30, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2005

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three and Six Months Ended June 30, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2005

7

Notes to Condensed Consolidated Financial Statements (Unaudited)

9

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

13

Item

3.

Controls and Procedures.

16

Part II.  Other Information

Item

1.

Legal Proceedings

16

Item

2.

Changes in Securities and Use of Proceeds

16

Item

4.

Submission of Matters to a Vote of Security Holders

17

Item

5.

Other Matters

17

Item

6.

Exhibits and Reports on Form 8-K

17

Signatures

18

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

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	June 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ 42,393	$ 178,848
Accounts receivable	72,490	29,597
Prepaid expenses and other current assets	16,454	16,093
Total Current Assets	131,337	224,538

Property and equipment, Net	3,807,177	3,910,659

OTHER ASSETS
Deposits	265,900	115,900
Deferred financing costs, net of accumulated amortization of
$2,151,436 and $1,062,099, respectively	5,006,394	5,836,649
Land lease rights, net of accumulated amortization of $101,860
and $74,080, respectively	1,898,140	1,925,920
Total Other Assets	7,170,434	7,878,469

TOTAL ASSETS	$ 11,108,948	$ 12,013,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 441,806	$ 421,329
Reservation deposits	209,716	284,060
Commission payable	-	41,355
Accrued expenses	343,230	283,079
Current portion of notes payable	1,463,104	1,054,390
Current portion of capital lease payable	-	261,111
Total Current Liabilities	2,457,856	2,345,324

NONCURRENT LIABILITIES
Notes payable, net of amortized discount of $1,064,290 and
$1,031,820, respectively	10,276,196	4,537,380
Capital lease payable, net of current portion	-	3,928,987
Total Noncurrent Liabilities	10,276,196	8,466,367

STOCKHOLDERS' EQUITY

Common stock - no par value; 50,000,000 shares authorized;
9,721,907 and 9,661,907 shares outstanding, respectively	11,391,216	11,029,968
Deficit accumulated during the development stage	(13,016,320)	(9,827,993)
Total Stockholders' Deficit	(1,625,104)	1,201,975

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,108,948	$ 12,013,666

See Notes to Condensed Consolidated Financial Statements

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
	For the Three		For the Six		January 11, 2001
	Months Ended		Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2005	2004	2005	2004	June 30, 2005
REVENUE	$ 424,939	$ 6,494	$ 1,003,963	$ 6,494	$ 1,297,629

OPERATING COSTS AND EXPENSES

Cost of sales	51,837	-	134,498	-	223,309
Direct and operating expenses	329,343	379,865	706,662	379,865	2,357,427
General and administrative expenses	944,517	681,116	1,431,853	1,526,487	7,737,141

Total Operating Costs	1,325,697	1,060,981	2,273,013	1,906,352	10,317,877

LOSS FROM OPERATIONS	(900,758)	(1,054,487)	(1,269,050)	(1,899,858)	(9,020,248)

OTHER INCOME (EXPENSES)
Interest expense	(1,153,833)	(275,407)	(2,000,684)	(467,808)	(4,115,338)
Interest income	11,899	16	76,143	16	111,788
Foreign currency exchange gain	1,556	10,846	5,263	10,846	7,478

Total Other Income (Expenses)	(1,140,378)	(264,545)	(1,919,278)	(456,946)	(3,996,072)

NET LOSS	$ (2,041,136)	$ (1,319,032)	$ (3,188,328)	$ (2,356,804)	$ (13,016,320)

Basic and Diluted Loss per Share	$ (0.21)	$ (0.14)	$ (0.33)	$ (0.25)
Weighted Average Number of
Common Shares Outstanding	9,714,654	9,494,874	9,688,426	9,478,391

See Notes to Condensed Consolidated Financial Statements

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period
	For the Six		January 11, 2001
	Months Ended		(Date of Inception)
	June 30,		through
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (3,188,328)	$ (2,356,804)	$ (13,016,320)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	188,733	27,390	455,470
Issuance of common stock and warrants for services	21,000	300,000	2,764,326
Amortization of deferred offering costs, discount
on notes payable and land lease rights	1,273,313	210,672	2,642,136
Gain on foreign currency exchange	5,263	(10,846)	3,048
Changes in operating assets and liabilities
Receivables	(42,895)	(268)	(72,491)
Employee advance	-	-	-
Prepaid expenses and other current assets	(362)	-	(16,455)
Deposits	(150,000)	-	(265,900)
Accounts payable	15,215	196,899	426,005
Reservation deposits	(74,344)	-	209,716
Accrued expenses	323,333	87,077	480,555
Net Cash Used by Operating Activities	(1,629,072)	(1,545,880)	(6,389,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(85,249)	(729,014)	(1,762,646)
Issuance of note receivable	-	-	(400,000)
Payments received on note receivable	-	-	400,000
Net Cash Used by Investing Activities	(85,249)	(729,014)	(1,762,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	1,913,124	2,503,500	8,120,824
Cash paid for offering and financing costs	(193,855)	(263,106)	(858,394)
Principle payments on capital lease	(141,403)	(112,672)	(451,305)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308
Net Cash Provided by Financing Activities	1,577,866	2,127,722	8,194,949

NET INCREASE IN CASH	(136,455)	(147,172)	42,393

CASH AT BEGINNING OF PERIOD	178,848	303,968	-

CASH AT END OF PERIOD	$ 42,393	$ 156,796	$ 42,393

See Notes to Condensed Consolidated Financial Statements

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through June 30, 2005, the Company incurred a net loss of $13,016,320.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Other Litigation

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

On January 6, 2005, the Company entered into a Consulting Agreement with a consulting firm, Inc. to provide investor relations services to the Company.  The Agreement is effective for six months with an automatic six month renewal option if not canceled in writing 30 days prior to the expiration of the first term.  As compensation for this agreement, the Company is to pay $6,000 per month and issue 60,000 shares of common stock each three-month period the agreement is in place.  The Company also agreed to register the shares issued under this agreement in connection with the Company’s next registration of shares

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

Six Month Period Ending June 30, 2005 Compared With Six Month Period Ending June 30, 2004.

Results of Operations.

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

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed in our other SEC filings, our cash requirements for the next 12 months will be significant. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2004, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition including the acquisition of the St. James Club. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist us in obtaining financing. The Company’s chairman is an employee and officer of Westrock.  During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer formerly affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above will have a material adverse impact on our business and business strategy.

During fiscal years 2003 and through December 31, 2004, we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. During the second half of 2005, we raised approximately $1,372,500 net of offering costs of $152,500 in connection with the private placement offering of our subordinated notes. The notes were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. In addition, during 2004, we issued $1,054,390 in demand notes to a party related to the broker dealer affiliated with our Chairman. The notes bear interest at 12%.

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

We have identified a weakness in internal control over the processes of entering financial statement data which includes entering cash receipts, cash disbursements and general journal entries regarding our Barbuda subsidiary. Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, and in collaboration with the our Board, is developing a plan to correct this weakness in internal control going forward. The plan will entail implementation of improved procedures and controls over recording accounting transactions, including the hiring of an accountant in the United States. The plan will be reviewed monitored by our management including our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

In an effort to improve our internal controls over the processing of financial data particularly with respect to our Barbuda subsidiary, in August 2005, we hired an accountant in the United States, who along with our accountant in Barbuda, will provide accounting services to us. We believe that these internal control changes will significantly affect our disclosure controls subsequent to the date of this evaluation by eliminating the weakness described above.

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

Item 2.  Changes in Securities and Use of Proceeds

During the second quarter of 2005, we raised approximately $792,000 net of offering costs of $88,000 in connection with the private placement offering of our subordinated notes. The notes were sold to two institutional investors, which are affiliates of the Company’s Chairman. The notes mature on August 31, 2008 and will be payable in full at maturity. Interest on the notes accrues at the rate of 12% per annum, payable quarterly. The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. The subscriber was an “accredited investor,” represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

Date:  August 24, 2005

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#