Form 10QSB/A
period 2005-06-30
CCI GROUP INC
filed 2005-09-23
CIK 1117034

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

At June 30, 2005, the Company had 9,061,123 options/warrants outstanding.

Series A Preferred Stock . On July 1, 2005, the Company commenced a private placement offering of a class of its preferred stock designated as its Series A Preferred Stock. The Company’s Board of Directors authorized the issuance of 1,000,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital purposes. The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. The funds raised from the offering will be used for working capital purposes. As of the date of this filing, the Company has received $205,000 in gross offering proceeds.

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

On January 6, 2005, the Company entered into a Consulting Agreement with a consulting firm, Inc. to provide investor relations services to the Company.  The Agreement is effective for six months with an automatic six month renewal option if not canceled in writing 30 days prior to the expiration of the first term.  As compensation for this agreement, the Company is to pay $6,000 per month and issue 60,000 shares of common stock each three-month period the agreement is in place.  The Company also agreed to register the shares issued under this agreement in connection with the Company’s next registration of shares .

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

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed in our other SEC filings, our cash requirements for the next 12 months will be significant. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2004, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition including the acquisition of the St. James Club. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist us in obtaining financing. The Company’s chairman is an employee and officer of Westrock.  During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer formerly affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy , and the value of our capital stock ..

During fiscal years 2003 and through December 31, 2004, we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. During the second half of 2005, we raised approximately $1,372,500 net of offering costs of $152,500 in connection with the private placement offering of our subordinated notes. The notes were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. In addition, during 2004, we issued $1,054,390 in demand notes to a party related to the broker dealer formerly affiliated with our Chairman. The notes bear interest at 12% , and are due and payable on October 1, 2005 ..

We have no material commitments for capital at this time other than as described above. In addition, we do not expect to incur research and development costs within the next 12 months.

On July 1, 2005, we commenced a private placement offering of a class of our preferred stock, designated as the Series A Preferred Stock. The Company’s Board of Directors authorized the issuance of 1,000,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions at our option. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital. We can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. As of the date of this filing, we have received $205,000 in gross offering proceeds.

In connection with our credit facility with Laurus Master Fund, Ltd., on or about May 1, 2005, we drew down $5,049,500.00 from the credit facility and returned to Laurus the remainder of the funds held in the restricted account. Under our agreements with Laurus, we were obligated to pay Laurus on the date that we returned the funds remaining in the restricted account interest which accrued on the funds while they were held in the restricted account, plus a fee of 1% of the amount returned. On July 28, 2005, we entered into an agreement with Laurus under which they agreed to defer payment of such amounts, provided that we pay the outstanding amounts under our credit facility from the first proceeds received under our Series A Preferred Stock offering. On July 28, 2005, the amount that we owed Laurus as described above was approximately $330,000.

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

Date:   September 22 , 2005

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#