Form 10KSB/A
period 2004-12-31
CCI GROUP INC
filed 2005-11-02
CIK 1117034

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

EXPLANATORY NOTE

We are filing this Amendment #1 on Form 10-KSB (this “Amendment”) in response to comments received by us from the Staff (the “Staff”) of the Securities and Exchange Commission (“Commission”). This Amendment amends and replaces in its entirety our disclosure in Item 6. Management's Discussion and Analysis and Item 8A. Controls and Procedures of our Annual Report on Form 10-KSB for the year ended on December 31, 2004, filed with Commission on April 8, 2005 (the “Report”).

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

#

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

We intend to use revenues from membership sales to offset our working capital needs of  our New York office as described above. As mentioned elsewhere herein, we have suspended our membership program for the foreseeable future. Therefore, at this time, we can not predict the amount, if any, of revenues from membership sales. Revenues from our Barbuda resort will be used to offset operational expenses at the resort. The Beach House-Barbuda officially re-opened for business in April 2004 after completion of the renovation project. In November 2004, we hired a consultant to promote the resort to the travel community. Resort revenues were $293,666 for the 2004 period which consisted mainly of income from November and December 2004 operations. Based upon our unaudited results of operations for the months of January and February 2005, we recognized revenues of approximately $450,000 and experienced a profit from operations of approximately $184,000. We believe that our resort achieves a positive cash flow with a 30-35% occupancy rate during the low season, and a 15-20% occupancy rate during the high season.  Based on our recent operational results including reservations for 2005, we expect to achieve profitable operations at our resort for fiscal 2005.

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

Changes in Internal Control over Financial Reporting

In an effort to improve our internal controls over the processing of financial data particularly with respect to our Barbuda subsidiary, in August 2005, we hired an accountant in the United States, who along with our accountant in Barbuda will provide accounting services to us. We believe that these internal control changes will significantly affect our disclosure controls subsequent to the date of this evaluation by eliminating the weakness described above.

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

CCI Group, Inc.

/s/  Fred W. Jackson, Jr.                October 26, 2005

Fred W. Jackson, Jr.                           Date

Chief Executive Officer and

/s/  Mark C. Casolo                       October 26, 2005

Mark C. Casolo    .                           Date

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Fred W. Jackson, Jr.                 October 26, 2005

Fred W. Jackson, Jr.                            Date

Director

/s/  Mark C. Casolo                       October 26, 2005

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

#

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