Form 10QSB
period 2005-09-30
CCI GROUP INC
filed 2005-11-21
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        September 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  No    Not Applicable

The number of shares issued and outstanding of our common stock, no par value, as of November 21, 2005 was 9,732,907.

INDEX

CCI Group, Inc.

For The Quarter Ending September 30, 2005

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2005 and

  December 31, 2004

4

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three and Nine Months ended June 30, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2005

6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three and Nine Months Ended September 30, 2005 and 2004, and for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2005

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

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
			September 30,	December 31,
			2005	2004
CURRENT ASSETS
	Cash		$166,649	$178,848
	Accounts receivable		86,059	29,597
	Prepaid expenses and other current assets		1,307	16,093
		Total Current Assets	254,015	224,538

	Property and equipment, Net		3,723,376	3,910,659

OTHER ASSETS
	Deposits		265,900	115,900
	Deferred financing costs, net of accumulated amortization of
		$2,703,146 and $1,010,347, respectively	4,469,987	5,836,649
	Land lease rights, net of accumulated amortization of $115,750
		and $74,080, respectively	1,884,250	1,925,920
		Total Other Assets	6,620,137	7,878,469

		TOTAL ASSETS	$10,597,528	$12,013,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable		$544,519	$421,329
	Reservation deposits		279,174	284,060
	Commission payable		17,010	41,355
	Accrued expenses		733,242	283,079
	Current portion of notes payable		1,413,822	1,054,390
	Current portion of capital lease payable		-	261,111
		Total Current Liabilities	2,987,767	2,345,324

NONCURRENT LIABILITIES
	Notes payable, net of amortized discount of $995,785 and
		$1,031,820, respectively	10,564,083	4,537,380
	Capital lease payable, net of current portion		-	3,928,987
		Total Noncurrent Liabilities	10,564,083	8,466,367

STOCKHOLDERS' EQUITY

	Preferred stock - $25 par value; 600,000 shares authorized;
		17,800 and 0 shares outstanding, respectively	445,000	-
	Common stock - no par value; 50,000,000 shares authorized;
		9,721,907 and 9,661,907 shares outstanding, respectively	11,410,433	11,029,968
	Deficit accumulated during the development stage		(14,809,755)	(9,827,993)
		Total Stockholders' Deficit	(2,954,322)	1,201,975

		TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,597,528	$12,013,666

See notes to condensed consolidated financial statements

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

							For the period
			For the Three		For the Nine		January 11, 2001
			Months Ended		Months Ended		(Date of Inception)
			September 30,		September 30,		through
			2005	2004	2005	2004	September 30, 2005
REVENUE			$264,737	$68,521	$1,268,700	$75,015	$1,562,366

OPERATING COSTS AND EXPENSES

	Cost of sales		41,192		175,690		264,501
	Direct and operating expenses		347,713		1,054,375		2,705,140
	General and administrative expenses		829,615	812,157	2,261,468	2,718,509	8,566,756

		Total Operating Costs	1,218,520	812,157	3,491,533	2,718,509	11,536,397

LOSS FROM OPERATIONS			(953,783)	(743,636)	(2,222,833)	(2,643,494)	(9,974,031)

OTHER INCOME (EXPENSES)

	Interest expense		(846,274)	(622,887)	(2,846,958)	(1,090,695)	(4,961,612)
	Interest income		7,041	1,691	83,184	1,707	118,829
	Foreign currency exchange gain		(419)	29,301	4,844	40,147	7,059

		Total Other Income (Expenses)	(839,652)	(591,895)	(2,758,930)	(1,048,841)	(4,835,724)

NET LOSS			$(1,793,435)	$(1,335,531)	$(4,981,763)	$(3,692,335)	$(14,809,755)

	Basic and Diluted Loss per Share		$(0.18)	$(0.14)	$(0.51)	$(0.39)

	Weighted Average Number of
	Common Shares Outstanding		9,721,907	9,661,907	9,699,709	9,540,009

See notes to condensed consolidated financial statements

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

					For the period
			For the Nine		January 11, 2001
			Months Ended		(Date of Inception)
			September 30,		through
			2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss			$(4,981,763)	$(3,692,335)	$(14,809,755)
Adjustments to reconcile net loss to net cash from operating activities:
	Depreciation		283,093	166,642	549,830
	Issuance of common stock and warrants for services		24,850	300,000	2,768,176
	Amortization of deferred offering costs, discount
		on notes payable and land lease rights	1,838,913	664,711	3,207,736
	Gain on foreign currency exchange		4,844	(40,147)	2,629
Changes in operating assets and liabilities
	Receivables		(56,464)	(13,630)	(86,060)
	Employee advance		-	-	-
	Prepaid expenses and other current assets		14,787	-	(1,307)
	Deposits		(150,000)	(100,000)	(265,900)
	Accounts payable		118,346	240,123	529,137
	Reservation deposits		(4,886)	43,916	279,174
	Accrued expenses		713,344	128,030	870,566
		Net Cash Used by Operating Activities	(2,194,936)	(2,302,690)	(6,955,774)

CASH FLOWS FROM INVESTING ACTIVITIES
	Cash paid for property and equipment		(95,808)	(772,203)	(1,773,205)
	Issuance of note receivable		-	-	(400,000)
	Payments received on note receivable		-	-	400,000
		Net Cash Used by Investing Activities	(95,808)	(772,203)	(1,773,205)

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of notes payable and warrants		2,168,802	3,564,500	8,376,502
	Proceeds from issuance of preferred stock		445,000		445,000
	Cash paid for offering and financing costs		(193,854)	(268,591)	(858,393)
	Principle payments on capital lease		(141,403)	(246,897)	(451,305)
	Issuance of common stock for exercise of warrants		-	-	690
	Proceeds from issuance of common stock		-	-	1,348,626
	Contribution of capital with no issuance of shares		-	-	2,200
	Cash received in purchase of Kinship		-	-	32,308
		Net Cash Provided by Financing Activities	2,278,545	3,049,012	8,895,628

	NET INCREASE IN CASH		(12,199)	(25,881)	166,649

	CASH AT BEGINNING OF PERIOD		178,848	303,968	-

	CASH AT END OF PERIOD		$166,649	$278,087	$166,649