Form 10QSB/A
period 2005-03-31
CCI GROUP INC
filed 2006-02-22
CIK 1117034

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

Utah

   87-0648148

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

8 Sayers Path

Wainscott, New York 11975

 (Address of principal executive officers)

(646) 827-9733

(Registrant’s telephone number, including area code)

405 Park Avenue, 10th Floor, New York, New York 10022Suite

(Former name, former address or former fiscal year if changed from last report)

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

#

EXPLANATORY NOTE

We are filing this Amendment #1 on Form 10-QSB (this “Amendment”) in response to comments received by us from the Staff (the “Staff”) of the Securities and Exchange Commission (“Commission”). This Amendment amends and replaces in its entirety our disclosure in Item 8A. Controls and Procedures of our Quarterly Report on Form 10-QSB for the period ended on March 31, 2005, filed with Commission on May 31, 2005 (the “Report”).

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the Company’s most recent quarter.

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

Date:  February 15, 2006

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#