Form 10KSB
period 2005-12-31
CCI GROUP INC
filed 2006-05-01
CIK 1117034

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 333-40954

CCI GROUP, INC.

(Name of Small Business Issuer in its charter)

Utah

87-0648148

(State of Incorporation)

(I.R.S. Employer I.D. Number)

8 Sayre’s Path, Wainscott, New York 11975

(Address of principal executive offices)         (Zip Code)

405 Park Avenue, 10th Floor, New York, New York     10022

(Former address of principal executive offices)         (Zip Code)

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

Yes: X    No:

Yes: X    No:

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $1,732,355.

As of April 1, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $5,778,467. This calculation is based upon the average of the bid price of $0.40 and asked price of $1.01 of the common stock on April 1, 2006.

The number of shares issued and outstanding of our common stock, no par value, as of April 1, 2006 was 9,696,407.

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

Our offices are located at 8 Sayers Path, Wainscott, New York 11975 and our telephone number is 646-827-9733.

General.

Our plan of operations entails developing a network of luxury resorts in the Caribbean through an acquisition, management or affiliation program. We suspended our membership sales efforts during 2005. We expect to reintroduce the membership plan along with time share and  fractional interest sales plans in the second quarter of 2006.

On September 18, 2003, we acquired our first resort property located on the island of Barbuda, West Indies. The Beach House-Barbuda features 23 oceanfront junior suites with one villa situated on a pristine, isolated Caribbean beach.  We expect that any other resorts targeted for acquisition will be luxury, boutique style resorts with less than 50 rooms. For the next 6-12 months, we will attempt to acquire other luxury resorts located in the Caribbean. Thereafter, we may attempt to acquire non-Caribbean destinations. Each acquired resort is expected to offer amenities and comforts expected by a sophisticated guest. We will require additional financing to acquire any new resort. We have no financing commitments at this time.

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

Our existing resort staffs between 1 to 2 full or part-time employees per room. If we acquire other resorts, we expect to re-hire many of the existing staff. The staff of each resort likely will have significant hospitality experience. We will implement our own procedures and standards for guest treatment which will require additional training for some staff members.  We do not expect any material interruption in operations upon our takeover of a resort, except for renovations or refurbishments that we may undertake upon acquisition. Renovation or refurbishment plans will be carried out during periods of low occupancy so as to minimize guest inconvenience. A resort may be closed for a period of time if we expect our plans will be too disruptive to the guest experience.

Existing and Proposed Properties.

The Beach House-Barbuda

On September 18, 2003,  we acquired a leasehold interest to a resort known as the Palmetto Beach Hotel, located in Barbuda, West Indies from an independent third party. After acquiring the leasehold interest, we renovated the resort and renamed it, the “The Beach House-Barbuda.”   Barbuda is an unspoiled coral island located 24 miles north of its sister island, Antigua.  The entire island is approximately sixty-two square miles in size and has 1,400 inhabitants. Barbuda is one of the least developed islands in the Caribbean populated by only three resorts, including ours.

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

The Beach House includes a gourmet restaurant and poolside bar, both offering views of the Caribbean.  Our fine dining restaurant emphasizes fresh caught local seafood in a relaxed setting. The resort, with its fresh renovations, opened for business in April 2004. Our published room rates are seasonal ranging from $600 to $1,200 per night which includes breakfast and dinner.

The resort historically has operated 7 months per year, closing for the months of July through October, with the high tourist season occurring from December through May. While we expect the high occupancy season to remain the same,  we intend to operate The Beach House  10 months a year, closing in mid-September through mid-November. Our staff consists of two full time employees, including our General Manager and Chef, and 32 full and part-time employees scheduled according to occupancy.

The land encompassing the resort (90 acres) is leased from the Government of Antigua and Barbuda for a term of 99 years which commenced in 1989. Under the governmental lease, the lessee is required to pay the government the sum of approximately $7,000 per annum. The rental amount is subject to review in 10 year intervals. The Government of Antigua and Barbuda has approved our lease of the property.

On September 18, 2003, we acquired a sub-lease and option to purchase leasehold rights and assets related to the resort  from Impresa Guffanti Constructioni Edili SRL, an independent third party. Guffanti Constructioni received the leasehold rights to 90 acres of land where the resort is situated from the Government of Antigua and Barbuda in 1989. The term of the lease is term of 99 years. On April 22, 2005, we paid the entirety of our sub-lease payments, and exercised our option to acquire all of the assets to the resort. We received the assignment of the underlying lease agreement with the Government of Antigua and Barbuda. As a result of the assignment, we are now the lessee of the governmental lease. We paid the sum of $4,048,695 to Guffanti Constructioni which represented the remaining lease payments under the sub-lease agreement. We used funds from our credit facility with Laurus Master Fund, Ltd. to make this payment. We drew dawn a total of $4,700,000 from the Laurus facility. Funds remaining from the drawdown were used to pay legal and recording fees, and are to be used for working capital purposes. In connection with our acquisition of the governmental lease, we also paid McGinn Smith, Inc. a registered broker dealer, a fee of $220,000 in connection with our October 19, 2002 agreement with the broker dealer. Of that amount, Mr. Casolo, our Chairman who also is the former officer of the broker dealer, received a fee of $110,000 under an arrangement which pre-dated his role as our Chairman.

Other Targeted Properties.

On June 2, 2005, we entered into a Stock Purchase Agreement with an unaffiliated third party to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, owned and operated a resort located in Antigua, West Indies, known as the St. James Club, Antigua. The purchase price for the transaction was $31,000,000, of which $27,000,000 was payable at closing with the balance payable under a promissory note in favor of the seller. We were unable to effect a closing of the transaction, and effective August 20, 2005, the Stock Purchase Agreement was terminated by the Seller. Due to our inability to close the transaction, we forfeited to the seller $250,000 which was held in escrow under the Stock Purchase Agreement.

We intend to seek other resort properties for acquisition. However, as of the date of this report, we have not identified any resort for acquisition.   We expect that all future properties acquired will require us to procure financing for the entirety of the purchase price, except in instances where seller financing may be available for all or part of the purchase price. If seller financing is unavailable, we will be required to obtain third party financing for such amounts. At this time, we do not have any commitment for these additional funds and we can not predict whether we will successfully obtain these amounts.

Membership Plan, and Timeshare and Fractional Interest Details.

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

During 2005, we suspended our membership marketing plan, and expect to re-initiate the plan during the second quarter of 2006, subject to available funding.

We also plan to develop a condominium sale strategy that involves the sale of existing resort rooms and the development and sale of free standing cottages and villas.  We have not completed the development of either plan as of the date of this report.

Resort Marketing.

We use third party contractors to market our Barbuda resort.  In May 2004, we retained the services of The Brandman Agency and Grillo’s Distinctive Properties to promote our Barbuda resort. The Brandman Agency is a public relations firm specializing in promoting luxury resorts principally through print media. The Beach House-Barbuda has received coverage in various resort magazines, newspapers and periodicals, such as Conde Nast Traveler, The New York Post, New York Magazine, House and Garden (UK Edition), Luxury Travel, Robb Report, , Vogue, Travel and Leisure, and the Victoria Secret catalogue among other magazines.  The second consultant specializes in resort promotions to large travel agencies in the United States and tour operators in Europe (principally the UK). We expect to continue these services on a month to month basis for the near future.

Competition.

Competition in the hospitality business is generally  intense. The Beach House faces competition from other luxury resorts located on Barbuda, as well as those throughout the Caribbean, including Antigua which is in close proximity to Barbuda. However, we believe that our superior personal service and amenities, as well as the features of our resort favorably distinguishes it from most other resorts in the Caribbean.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts.

Employees.

As of December 31, 2005, our President and administrative assistant are full time employees of our parent entity. At our Barbuda subsidiary, we have 2 full time employees, including our General Manager and Chef, and 32 other employees who work a mix of full and part time hours.  We also use consultants and independent contractors from time to time. We have no collective bargaining agreements with our employees and we believe relations with our employees are good.

Transaction with Laurus Master Fund

On July 29, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Island company (“Laurus”), pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The funds received from the note, less a $349,500 fee payable to Laurus, were placed in a restricted bank account under the sole dominion and control of Laurus. We also issued Laurus stock options and stock purchase warrants to acquire our common stock. The stock option agreement enables Laurus to acquire 20% of our issued and outstanding shares of common stock, fully diluted as of the date of the closing (or up to 2,786,941 shares). The option is exercisable during a 10 year term, and the exercise price is $0.0036 per share. The stock purchase warrant grants Laurus the right to acquire 807,692 shares of our common stock during a seven year term. The exercise prices of the warrant are $2.06, $2.40, and $2.74, respectively, each for one third of our common shares covered under the warrant.

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

On April 22, 2005, we paid the entirety of our remaining lease payments under our existing sub-lease for our Barbuda resort using the funds from the Laurus credit facility. We drew down a total of $5,049,500 from the Laurus credit facility. Of the total amount, $4,048,695 was paid to the former sub-lessor, $349,500 in fees were paid to Laurus, $220,000 in fees were paid to McGinn Smith &Co., Inc. The remaining amounts from the drawdown were used to pay legal and recording fees, and for working capital purposes. We granted Laurus a priority lien on our assets at the resort including a priority lien on our ownership rights to the governmental lease. On April 27, 2005, we notified Laurus of our intention to return to Laurus the funds remaining in the restricted account. We are also required to pay Laurus 1% of the amount returned plus any accrued an unpaid interest on such sum.

On December 23, 2005, we, along with our subsidiary Beach Properties Barbuda Limited, an Antiguan company (BPBL),  completed a restructuring of our credit facility with Laurus. Under our prior agreements with Laurus, as of December 2005, a principal balance of $5,049,500 was outstanding, and we owed Laurus $354,210 in past due interest (which includes $203,500 in interest charges while funds were held in a restricted account), $93,508 in past due principal, and $90,599 in other fees which were past due. As a result of the restructuring:

•

Laurus agreed to (i) forbear asserting a default under our existing agreements, (ii) allowed BPBL to assume the liability for our existing indebtedness, (iii) lend an additional $550,000 to BPBL ($433,593 after deducting a closing fee to Laurus of $19,250 and other transactional fees of $97,157), and (iv) deferred principal payments on all indebtedness, including past due amounts, until December 1, 2006,

•

The original term note which we executed in favor of Laurus on July 29, 2004 was terminated, and BPBL executed a new promissory note in favor of Laurus in the principal amount of $6,127,616.00. The principal amount of the new note includes the principal balance of the original term note, together with past due interest and fees described above and the additional advance described above,

•

We granted Laurus an irrevocable right to obtain, at any time and from time to time, 30% of the equity interest in BPBL,

•

We, and our subsidiary, Caribbean Clubs International, Inc., guaranteed the  new promissory note, and we granted Laurus a first lien and mortgage on our Barbuda resort, as well as a security interest in the equity interest held by the parent entity in BPBL under an escrow agreement between the parties,

•

The option which we granted to Laurus in July 29, 2004 to acquire 20% of our outstanding common stock was terminated, and

•

We are required to meet numerous financial commitments under our re-structuring agreement with Laurus which includes limitations on the use of cash flow from our Barbuda operations.

The term of the new note is three years and bears interest at the rate of prime (as published in the Wall Street Journal) plus two percent, subject to adjustments. Interest payments commence monthly on January 1, 2006. We are required to make monthly principal payments in the amount of $51,063.47 commencing on December 1, 2006 and monthly thereafter for the three year term, with a balloon payment at maturity.

The restructuring was effected through the execution of a Loan Agreement, new Promissory Note, Novation and Purchase Right Agreement, among other agreements and instruments, all of which are attached as Exhibits to the Form 8-K which we filed with the Securities and Exchange Commission on December 23, 2005.  Readers should refer to these agreements and documents for a complete description of the terms and condition of the Laurus transaction.

Item 2. Description of Property.

During fiscal 2005, our offices were located at 405 Park Avenue, 10th Floor, New York, New York 10022. The premises consist of approximately 1,200 square feet and are subject to a lease term of five years terminating May 2008. The monthly rental is $5,300. On April 20, 2006, we vacated the lease premises, and our current offices are located at 8 Sayre’s Path, Wainscott, New York 11975.

On September 18, 2003, we acquired a sub-lease and option to purchase leasehold rights and assets related to the resort  from Impresa Guffanti Constructioni Edili SRL, an independent third party. Guffanti Constructioni received the leasehold rights to 90 acres of land where the resort is situated from the Government of Antigua and Barbuda in 1989. The term of the lease is term of 99 years. On April 22, 2005, we paid the entirety of our sub-lease payments, and exercised our option to acquire all of the assets to the resort. We received the assignment of the underlying lease agreement with the Government of Antigua and Barbuda. As a result of the assignment, we are now the lessee of the governmental lease. The term of the lease is term of 99 years. Under the governmental lease, we are required to pay the government the sum of approximately $7,000 per annum. The rental amount is subject to review in 10 year intervals.

    On December 23, 2005, we, along with our subsidiary Beach Properties Barbuda Limited, an Antiguan company (BPBL), completed a restructuring of our credit facility with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under our prior agreements with Laurus, as of December 2005, a principal balance of $5,049,500.00 was outstanding, and we owed Laurus $354,210 in past due interest (which includes $203,500 in interest charges while funds were held in a restricted account), $93,508 in past due principal, and $90,599 in other fees which were past due. As a result of the restructuring:

•

Laurus agreed to (i) forbear asserting a default under our existing agreements, (ii) allowed BPBL to assume the liability for our existing indebtedness, (iii) lend an additional $550,000 to BPBL ($433,593 after deducting a closing fee to Laurus of $19,250 and other transactional fees of $97,157), and (iv) deferred principal payments on all indebtedness, including past due amounts, until December 1, 2006,

•

The original term note which we executed in favor of Laurus on July 29, 2004 was terminated, and BPBL executed a new promissory note in favor of Laurus in the principal amount of $6,127,616.00. The principal amount of the new note includes the principal balance of the original term note, together with past due interest and fees described above and the additional advance described above,

•

We granted Laurus an irrevocable right to obtain, at any time and from time to time, a 30% of the equity interest in BPBL,

•

We, and its subsidiary, Caribbean Clubs International, Inc. guaranteed the  new promissory note, and we granted Laurus a first lien and mortgage on our resort located in Barbuda, as well as a security interest in the equity interest held by the parent entity in BPBL under an escrow agreement between the parties,

•

The option which we granted to Laurus in July 29, 2004 to acquire 20% of our outstanding common stock also was terminated.

The term of the new note is three years and bears interest at the rate of prime (as published in the Wall Street Journal) plus two percent, subject to adjustments. Interest payments commence monthly on January 1, 2006. We are required to make monthly principal payments in the amount of $51,063.47 commencing on December 1, 2006 and monthly thereafter for the three year term, with a balloon payment at maturity.

In December 2003, we made significant renovations to the resort. The renovation was completed in April 2004 at a cost approximately $1,300,000.  As a result of the renovations, the property is in good repair, and we do not expect to make additional renovations in the near future. Our resort is considered a luxury resort with room rates ranging from $600 to $1,200 per night. The renovations included a 66,000 square foot lagoon fronting each room. Due to our unique resort design, and other amenities, we believe that our resort compares favorably with other luxury resorts in Barbuda and Antigua. We believe the property is adequately covered by property and casualty insurance. The resort opened for business in April 2004 after the renovations were completed. We do not have any present renovation plans except for normal maintenance items. Our occupancy rate during 2005 ranged from 30% to 90%.  As of December 31, 2005, the depreciable basis of the resort and related assets for federal tax purposes is $4,308,056. This amount is comprised of approximately $3,000,000 in fixed assets such as buildings, $566,374 in furniture and equipment, and $629,950 in improvements. The buildings are depreciated over a 39 year life, on a straight line method at 100%; fixtures are depreciated over a 7 year life using MACRS at 200%; and  improvements are depreciated over a 15 year life using MACRS  at 150%.

Item 3. Legal Proceedings.

On March 3, 2004, we and our subsidiary, Caribbean Clubs International, Inc., filed a complaint in the Supreme Court for the State of New York against the former president of our subsidiary seeking declaratory relief against certain claims made by the defendant against us.  On October 21, 2003, our subsidiary terminated its employment relationship with the defendant under a “for cause” provision in the employment agreement. The defendant entered into an employment agreement with our subsidiary, and was entitled to receive a total of 300,000 shares of  our common stock during a 3 year term, vesting at the month rate of 8,334. The defendant received a total of 116,666 shares of common stock of the Company under the employment agreement. The defendant asserted certain claims against us, including that he was entitled to participate in the November 2002 stock exchange agreement between us and our subsidiary (despite the fact that at no time was the defendant a shareholder of our subsidiary), and therefore, he was entitled to a total of 3,544,170 shares of our common stock under the terms of the stock exchange agreement. He also alleged that he was terminated without sufficient cause under the employment agreement, and therefore is entitled to additional compensation, in the form of salary and common stock under the agreement, among other claims. Our declaratory action seeks the court to determine that the defendant was not entitled to participate in the stock exchange agreement, is not entitled to additional shares of our common stock, was properly discharged for cause under the agreement, and is not entitled to any additional compensation or other claims. The defendant has filed an answer and a counterclaim now alleging that he is entitled to 3,544,170 shares of our common stock, and was terminated without sufficient cause under the employment agreement and therefore is entitled to additional cash compensation of approximately $48,000 under the agreement. We have responded to the counterclaim denying the claims of the defendant. We filed a motion to dismiss the case which was denied by the Court. Discovery has been completed and a trial on the merits is scheduled from May 8, 2006.

On September 1, 2004, Independent Financial Services, Inc. filed an action against us in the United States District Court, District of Rhode Island. The action relates to the transaction with Laurus Master Fund, Ltd. We entered into an agreement with the plaintiff in which they agreed to assist us in arranging investment capital to acquire additional resort properties. Under the agreement, plaintiff would be entitled to receive private placement commissions equal to four percent of the gross amount financed and two percent of our common stock on the date of closing in connection with such arranged financing. The lawsuit alleges breach of contract, among other claims including fraud, and seeks specific performance of the agreement and the imposition of a constructive trust on the funds resulting from the Laurus transaction. The action also sought to impose a temporary restraining order on the funds held in a restricted account under the Laurus transaction, which was denied by the Court. We have filed an answer in the action denying the plaintiff’s claims of relief and asserting various affirmative defenses, including that plaintiff fraudulently induced us to enter into the agreement by failing to disclose that they were not a registered broker-dealer, and that the agreement is voidable due to the fact that they are required to have been a registered broker-dealer in order to receive a commission under the Laurus transaction. The case is in discovery. We filed a motion to dismiss the case which was denied by the Court. Discovery has been completed and a trial on the merits is scheduled from May 22, 2006.

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

2003                                  Low Bid    High Bid

1st Quarter                             $2.00     $2.50

2nd Quarter                              2.05      3.75

3rd Quarter                              2.00      3.00

4th Quarter                              1.50      2.23

2004                                  Low Bid    High Bid

1st Quarter                             $1.30     $2.00

2nd Quarter                              1.50      2.00

3rd Quarter                              0.50      1.50

4th Quarter                              0.51      2.00

2005                                  Low Bid    High Bid

1st Quarter                             $0.32     $2.00

2nd Quarter                              0.35      2.00

3rd Quarter                              0.35      1.00

4th Quarter                              0.35      0.90

2006                                  Low Bid    High Bid

1st Quarter                             $0.35     $1.00

As of April 10, 2006, we had 54 shareholders of record of our common stock. Although there are no restrictions on our ability to declare or pay dividends, we have not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	1,000,000	$0.01	1,000,000
Total	1,000,000	$0.01	1,000,000

(1) On September 15, 2003, we appointed Mark C. Casolo as our Chairman, and as results of such appointment, we granted  Mr. Casolo a stock purchase warrant to acquire 1,000,000 shares of the company at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Recent Sales of Unregistered Securities.

On December 30, 2005, we completed an exchange of $6,676,750 of our outstanding 12% subordinated notes pursuant to which we issued 26,707 shares of our Series B Preferred Stock. Of the total amount converted, $6,304,250 was held by three hedge funds, with the remainder held by individual investors. We entered into respective agreements with the individual investors in each of the three hedge funds and the other remaining investors in respect of this transaction. The features of our Series B Preferred Stock are described in our Form 8-K filed on October 17, 2005, which includes the right to convert each share of our Series B Preferred Stock into 50 shares of our common stock.  During fiscal years 2003, 2004 and 2005, we issued a total of $7,149,250 in 12% subordinated notes, of which $6,346,750 was held by the three hedge funds, with the remainder held by individual investors. The transaction was effective as of August 31, 2005. The Company’s Chairman is the fund manager of the two of the hedge funds and is the co-manager of the third fund.

On July 1, 2005, we commenced a private placement offering of  our Series A Preferred Stock. Our Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital purposes. The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. The funds raised from the offering will be used for working capital purposes. As of December 31, 2005, we received $445,000 in gross offering proceeds.

In 2005, we issued 60,000 shares of our common stock to two individuals in exchange for services rendered by such parties.

We believe that the above stock issuances qualify as an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, as the transaction involved less that 35 unaccredited investors, and each investor had access to information about us and their investment.

Item 6. Management's Discussion and Analysis.

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

Results of Operations.

Fiscal year end 2005 compared with Fiscal year end 2004.

Revenues for fiscal 2005 were $1,732,335 compared with $293,666 for fiscal 2004. The increase of $1,438,669 or 490% is due to the limited operations which occurred during 2004 period, along with higher occupancy rates experienced during the 2005 period.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $4,780,127 for the 2005 period compared with $4,142,871 for the comparable 2004 period. Cost of sales which represents principally food and beverage costs for our Barbuda resort was $276,973 for the 2005 period compared with $88,811 for the 2004 period. The increase in the 2005 reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  Direct and operating expenses which represents non-managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $1,145,966 compared with $1,270,900 for the comparable 2004 period. The increase in the 2005 also reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $3,357,188 for the 2005 period, reflecting an increase of $637,256 from $4,142,871 for the comparable period in 2004.

Loss from operations for fiscal 2005 was $3,047,772 reflecting a decrease of $801,433 from $3,849,205 for the comparable period in 2004 for the reasons discussed above.

Interest expense for the 2005 period was $8,755,548 reflecting an increase of $6,836,812 from $1,918,736 for the comparable period in 2004. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd. Interest income for 2005 was $126,434 for the 2005 period represents an increase of $105,639 from $20,795 for the comparable period in 2004. Interest income generally is interest on proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts. The increase in interest reflects the additional funds received from the sale of the 12% subordinated notes during the 2005 period. Foreign currency exchange gain for the 2005 period was $4,847 reflecting an increase of $2,672 from $2,215 for the comparable period in 2004. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

Net loss for the fiscal 2005 period was $11,671,999 (or $1.20 per common share) compared with a net loss of $5,744,931 (or $0.60 per common share) for the same period in 2004. The increase in net loss of $5,927,068 for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2005, we had working capital deficit of $1,443,435. Working capital deficit as of December 31, 2004 was $2,120,786. The decrease in working capital deficit for the 2005 period compared with the 2004 period is principally a result of increased revenues from operations during 2005 together with the conversion of our 12% Subordinated Notes which occurred during 2005.

Property, plant and equipment, net of accumulated depreciation, as of December 31, 2005 totaled $3,663,605, which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2004 totaled $3,910,659. The reduction is due to amortization that occurred during the period.

As of December 31, 2005, our long term notes payable were $7,416,989, of which $6,127,616 is a note payable to Laurus Master Fund, Ltd.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We require an immediate infusion of capital for us to conduct our business. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2005, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office, which includes the payment of our outstanding debt instruments including ongoing amounts under our loan agreement with Laurus Master Fund, Ltd., and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist us in obtaining financing. The Company’s chairman is an employee and officer of Westrock.  During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer formerly affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock.

During fiscal years 2003 and 2004, we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. In addition, during 2004, we issued $1,054,390 in demand notes to a party related to the broker dealer formerly affiliated with our Chairman. The notes bear interest at 12%, and are due and payable on October 1, 2005. During fiscal 2005, we raised approximately $1,525,590 net of offering costs of $169,510 in connection with the private placement offering of our subordinated notes. The subordinated notes issued during 2003, 2004, and 2005 were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance.

During 2005, we have received $445,000 in gross offering proceeds from the sale of our Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions at our option. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. We can redeem the Series A Preferred Stock at a price of 106% of the stated value per share.

Effective December 30, 2005, we completed an exchange of $6,676,750 of our outstanding 12% subordinated notes pursuant to which we issued 26,707 shares of our Series B Preferred Stock. Of the total amount converted, $6,304,250 was held by three hedge funds, with the remainder held by individual investors. We entered into respective agreements with the individual investors in each of the three hedge funds and the other remaining investors in respect of this transaction.

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

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005 and 2004, we had net losses of $(11,671,999) and $(5,744,931), respectively, and we have a cumulative loss from inception of $(21,499,992). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses. We can not predict  whether will be successful in the future.

WE ARE HIGHLY LEVERAGED AND REQUIRE OPERATING INCOME OR ADDITIONAL CAPITAL TO PAY OUR DEBT SERVICE.

As of December 31, 2005, we have total current liabilities of $1,834,503, and long term notes payable of $7,324,239. Notes payable relate to our outstanding loan from Laurus Master Fund, Ltd.  We expect to service our existing debt arrangements through additional financing, income generated from existing and newly acquired resort properties, and membership and timeshare sales, if any. As of the date of this report, revenues from our resort operation have improved but have been insufficient to cover our overall operating expenditures, and membership and timeshare sales have been non-existent. Although we expect to operations at our Barbuda resort to improve, we can not predict whether we will achieve sufficient revenues from resort operations and from membership or time share sales to service our existing debt obligations.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain an immediate capital infusion. We will require immediate financing to meet the working capital requirements of our New York office. In addition, we may need additional financing to meet our operating shortfalls from time to time at our Barbuda resort. We also will need to raise funds to acquire additional resort properties. As of the date of this report, we do not have a commitment for any such funding. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities. We also may be forced to scale back our existing operations. If our cash flow from our Barbuda operations are insufficient to meet our operating needs, we may suffer a default under the Laurus note. As stated below, if we default under our agreements with Laurus, we may lose our ownership rights to our Barbuda resort.

EXISTING SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION DUE TO OUR CAPITAL NEEDS.

As stated above, we require additional funds to support our current working capital requirements, as well funds to acquire other resorts.  If we are successful in raising these funds, we may be required to issue our common stock, possibly at a discount to the market price. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute our common stock book value, and the resultant dilution may be material.

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

IF AN EVENT OF DEFAULT OCCURS UNDER THE NOTE ISSUED TO LAURUS, IT COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

On December 23, 2005, we, along with our subsidiary Beach Properties Barbuda Limited, an Antiguan company (BPBL), completed a restructuring of our credit facility with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Events of default under the new note and related agreements include:

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

          o    any money judgment or similar final process filed against us for more than $50,000, and shall remain unvacated, unbonded  or unstayed for a period of thirty (30) days; and

          o    our  failure to meet certain financial covenants contained in the note and related agreements which covenants contain restrictions on the use of revenues from our Barbuda subsidiary.

We also have entered into an escrow agreement with Laurus in which we have escrowed our 70% equity ownership in the Barbuda resort. If we default  on the new note and the related agreements, Laurus can foreclose on our resort.  A default of the Laurus note will have a material  adverse  effect  on our  business,  operating  results,  or  financial condition to such extent that we will be forced to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our operations the value of our common stock.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A . Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s President and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005 for the Form 10-KSB. Based on this evaluation, the Company’s  President and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to the Company’s reporting obligations, and was made known to them by others within the Company, particularly during the period when this report was being prepared. In addition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

Name

Age

Position

Mark C. Casolo

50

Chairman, and Chief

Financial Officer

Fred W. Jackson, Jr.

55

President, Chief

Executive Officer, and

Director

Mark C. Casolo. Mr. Casolo has been our director since November 18, 2002, and on September 15, 2003, he was appointed our Chairman. On June 22, 2005, he became Managing Director of Corporate Finance of Westrock Advisors, Inc, a registered broker dealer. From 1996 to June of 2005 he was Senior Vice President of McGinn, Smith & Co., Inc., a NASD registered broker dealer.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2005, the Board of Directors held no regular meetings, however, it took two actions by unanimous written consent.   The Board of Directors has not established an Audit Committee and the functions of which are performed by the Board.  Mr. Mark C. Casolo is the financial expert of the Board. Mr. Casolo would not be deemed to be “independent” as  that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

The compensation for all of our directors and officers, and officers of our subsidiary, for services rendered to the Company or our subsidiary for the fiscal years ended December 31, 2005, 2004, and 2003, respectively, are set forth in the table below.

SUMMARY COMPENSATION

                                          Long Term

      Annual Compensation            Compensation Awards

Name and

Principal

 Salary    Bonus

Other          Securities

Company Position

  Year   ($)      ($)       ($)        Underlying Options#

----------------

  ----- ------ ------ -------       -----------------

Fred W. Jackson, Jr. 2005 $148,959  -0-    -0-                 -0-

President

   2003 $125,000  -0-    -0-                 -0-

   2002 $127,412  -0-    -0-                 -0-

Mark C. Casolo(1)

   2005 $55,204   -0-    -0-                  -0-

Chairman

   2004   -0-     -0-    -0-                  -0-

   2003   -0-     -0- $1,999,000          1,000,000

James Bishop

   2004   -0-     -0-

-0-                 -0-

Director

   2003   -0-     -0-

-0-                 -0-

   2002   -0-     -0-

-0-                 -0-

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

(1) The amounts for all years excludes any compensation that Mr. Casolo may have received from McGinn Smith & Co., Inc., his former employer, and Westrock Advisors, Inc., his current employer, resulting from any investment banking services rendered by such firms on our behalf. Mr. Casolo received $180,700, $336,770, and $135,600  as an officer of McGinn Smith and Company, Inc., in connection with the private placement of our 12% subordinated notes during 2003, 2004 and 2005, respectively. McGinn Smith acted as the selling agent of our 12% subordinated notes. During April 2005, when we complete the acquisition of the leasehold interest to the Barbuda property during 2005, we paid McGinn Smith a finder’s fee of $220,000, of which Mr. Casolo received $115,000. In connection with the private placement of our Series A Preferred Stock we paid Westrock Advisors, Inc., a registered NASD broker/dealer, a fee of $44,500, of which Mr. Casolo received $26,700 as a broker in connection with the sale of such securities.On September 15, 2003, we appointed Mr. Mark C. Casolo as our Chairman of the Board. We also granted to Mr. Casolo a stock purchase warrant to acquire 1,000,000 shares of our stock at an exercise price per share of $0.001. The term of the stock purchase warrant is five years. The amount for 2003 reflects the valued price per share of $2.00 less the exercise price of $0.001.

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

Employment Agreements.

We do not have a written employment agreement with our existing officers, Messrs. Jackson or Casolo. We have, however, agreed with both officers to certain terms regarding the employment arrangement through fiscal 2005. Mr. Jackson’s annual salary for 2004 was $125,000, and was increased to $150,000 during 2005. In February 2005, we agreed with Mr. Casolo to pay him salary of $75,000 per annum for the 2005 period. His salary was increased to $125,000 for the 2005 period. We do not have any agreements with either officer for compensation beyond 2005. Mr. Casolo has agreed that he is not entitled to compensation as Chairman of the Company for the 2003 and 2004 periods nor for the month of January 2005. Mr. Casolo devotes a significant amount of his business time to our business affairs. However, he also is an officer of Westrock Advisors, Inc., and is not our exclusive employee.

In November 2005, we entered into purported employment agreements with two individuals. The agreements which we believe were entered into provided for a salary of $126,000 per annum for each of the two parties.  The term of each agreement is three years, terminable by either party upon 365 days’ notice. Among other terms, the two parties each were granted stock options to acquire 500,000 shares of our common stock upon our acquisition of a company wholly owned by the parties. We have not acquired the company nor do we anticipate acquiring the company. The two parties have provided us with a contract which is materially different from the contract described above. We are investigating the difference between the two sets of agreements. As of the date of this report, we have not concluded our investigation, nor have formulated our legal position regarding this matter, and we can not predict the resolution, if any, of these matters.

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

Chairman

(1) On September 15, 2003, we appointed Mr. Mark C. Casolo as our Chairman of the Board. We also granted to Mr. Casolo a stock purchase warrant to acquire 1,000,000 shares of our common stock at an exercise price per share of $0.001 during the term of the stock purchase warrant. The term of the stock purchase warrant is five years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies, as of April 1, 2006, the number and percentage of outstanding shares of our common stock owned by (i) each person known by us to own more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and our officers and directors as a group. The following information is based upon 9,696,407 shares of our common stock which are issued and outstanding as of the above date. Except as otherwise noted, the address for each person below is our address of 8 Sayre’s Path, Wainscott, New York 11975.  As of April 1, 2006, 9,696,407 shares of our common stock were issued and outstanding.

Percentage of

Common Stock

Common Stock

Beneficially

Beneficially

Name

Owned(1)

Owned

Fred W. Jackson, Jr.

1,500,000

15.46%

Mark C. Casolo(2)

5,081,340

34.4%

(officers and directors

6,072,640

42.7%

as a group – 2 persons)

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

(2). The amount for Mr. Casolo includes (i) a stock warrant to acquire 1,000,000 shares of our common stock held individually by Mr. Casolo, (ii) stock warrants to acquire 693,000, 190,200, and 232,860 shares of our common stock held by Atlantis Investors Income Notes LLC. , Atlantis Strategic Total Return Fund, LLC., and MS Real Estate Capital Partners, LLC, respectively, (iii) stock warrants to acquire 1,965,480 shares of our common stock which represents 80% of the stock warrants (totaling 2,456,580)  issued or to be issued to McGinn Smith under our placement agency agreements with such broker dealer, and (iv) stock warrants to acquire 1,000,000 shares of our common stock held by Westrock Advisors, Inc., of which Mr. Casolo is to receive 50% of such warrants.

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

On October 19, 2003, we entered into an underwriting agreement with McGinn Smith & Company, Inc. and agreed to issue to McGinn Smith a stock purchase warrant to acquire 500,000 shares of our common stock, and agreed to pay them a sales commission of 10% of any funds raised for the Company under the agreement. The subsidiary also agreed to pay McGinn Smith a finders fee of 5% upon the acquisition of our Barbuda resort. The exercise period of the warrant is five years from the date of issuance. The per share exercise price for the shares underlying the warrant is 50% of the closing bid price of the Company’s common stock as quoted the OTCBB on the termination of the offering . The Company has issued the stock purchase warrant to McGinn Smith under the October 2002 agreement.

During October 2002 and prior to the above share exchange, our subsidiary, Caribbean Clubs International, Inc. completed a private placement of its common stock pursuant to which it sold 411,000 shares and received $1,133,633 in net offering proceeds after deducting offering costs of $148,937. The 411,000 shares of common stock of Caribbean Clubs International, Inc were converted to 4,855,517 shares of our common stock upon completion of the stock exchange transaction. McGinn, Smith & Co., Inc. acted as the placement agent in the offering and received 10% of the gross proceeds as commissions. In addition, McGinn Smith received a common stock purchase warrant to acquire 1,646,580 shares of common stock of the Company. The term of the warrant is five years, and is exercisable at $0.001 per share. When we complete the acquisition of the leasehold interest to the Barbuda property during 2005, we paid McGinn Smith a finder’s fee of $220,000, of which Mr. Casolo received $115,000.

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

In May 2004, we entered into a subsequent underwriting agreement with McGinn Smith & Company, Inc. and agreed to issue to McGinn Smith a stock purchase warrant to acquire 1,000,000 shares of our common stock at an exercise price of $0.01 per share, and agreed to pay them a sales commission of 10% of any funds raised for the Company for the period from May 1, 2004 through November 1, 2004. The Company has not issued the stock purchase warrant to McGinn Smith under the May 2004 agreement. Mr. Casolo is entitled to receive 80% of the warrants issued to McGinn Smith.

From October 2003 through December 2004, we raised approximately $5,174,700 in gross proceeds through the private placement of our subordinated notes. The notes were  offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common  stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. The per share exercise price for the warrant shares is the lesser of; $1.00 or 50% of the closing bid price of the Company’s common stock as quoted the OTCBB on the termination of the offering. Of the total amount subscribed, Atlantis Investors Income Notes LLC, Atlantis Strategic Total Return Fund, LLC, MS Real Estate Capital Partners, LLC purchased $2,166,000, $709,000, and $776,200, respectively.  Mark. Casolo, our Chairman, is the fund manager of the three funds. McGinn Smith, the placement agent of the subordinate notes under the October 2002 and May 2004 agreements, received sales commissions of 10% the total amount of notes sold.  During 2003, 2004, and 2005, Mr. Casolo, as a registered broker of McGinn Smith, received $180,700, $336,770, and $135,600 in commissions from the sales of the investor notes. Mr. Casolo also was an officer of McGinn Smith. Mr. Casolo also is expected to receive 50% of the stock purchase warrants issued or to be issued to McGinn Smith in connection with the October  2002 and May 2004 underwriting agreements with McGinn Smith.

On July 29, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., pursuant to which we issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. Mandatory and optional conversion rights to our common stock exist in respect to the obligations under  the  term note, subject to certain conditions. These conversion rights enable Laurus to acquire up to approximately 10,000,000 of our common stock. We also issued Laurus stock options and stock purchase warrants to acquire our common stock. The stock option agreement enabled Laurus to acquire 20% of our issued and outstanding shares of common stock, fully diluted as of the date of the closing (or up to 2,786,941 shares) during a 10 year term at an  exercise price is $0.0036 per share. The stock purchase warrant grants Laurus the right to acquire 807,692 shares of our common stock during a seven year term. The exercise prices of the warrant are $2.06, $2.40, and $2.74, respectively, each for one third of our common shares covered under the warrant. In connection with the Laurus transaction, we agreed to issue McGinn Smith & Company, Inc. a stock purchase warrant to acquire 1,000,000 shares of our common stock at an exercise price of $0.01 per share. The warrant expires July 29, 2014. We also agreed to pay McGinn Smith a fee of 4% of the amount of the term note. The amount has not been paid to McGinn Smith.

On December 23, 2005, we, along with our subsidiary Beach Properties Barbuda Limited, an Antiguan company (BPBL), restructured our credit facility with Laurus. Under our prior agreements with Laurus, as of December 2005, a principal balance of $5,049,500.00 was outstanding, and we owed Laurus $354,210 in past due interest (which includes $203,500 in interest charges while funds were held in a restricted account), $93,508 in past due principal, and $90,599 in other fees which were past due. As a result of the restructuring:

•

Laurus agreed to (i) forbear asserting a default under our existing agreements, (ii) allowed BPBL to assume the liability for our existing indebtedness, (iii) lend an additional $550,000 to BPBL ($433,593 after deducting a closing fee to Laurus of $19,250 and other transactional fees of $97,157), and (iv) deferred principal payments on all indebtedness, including past due amounts, until December 1, 2006,

•

The original term note which we executed in favor of Laurus on July 29, 2004 was terminated, and BPBL executed a new promissory note in favor of Laurus in the principal amount of $6,127,616.00. The principal amount of the new note includes the principal balance of the original term note, together with past due interest and fees described above and the additional advance described above,

•

We granted Laurus an irrevocable right to obtain, at any time and from time to time, a 30% of the equity interest in BPBL,

•

We, and its subsidiary, Caribbean Clubs International, Inc. guaranteed the  new promissory note, and we granted Laurus a first lien and mortgage on our resort located in Barbuda, as well as a security interest in the equity interest held by the parent entity in BPBL under an escrow agreement between the parties,

•

The option which we granted to Laurus in July 29, 2004 to acquire 20% of our outstanding common stock also was terminated.

On January 6, 2005, we entered into a consulting agreement with a third party to provide investor relations services.  The Agreement is effective for six months with an automatic six month renewal option if not canceled in writing 30 days prior to the expiration of the first term.  As compensation for this agreement, we agreed to pay the consultant $6,000 per month and issue 60,000 shares of common stock each three-month period the agreement is in place.  We also agreed to register the shares issued under this agreement in connection with our next registration statement filed with the Securities and Exchange Commission.

On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc., a NASD broker/dealer, to assist us in obtaining financing. Westrock Advisors, Inc. assisted in the private placement of our Series A Preferred Stock described below. As compensation for these services, we agreed to pay the broker/dealer 11% of the capital raised and agreed to issue 1,000,000 warrants to purchase common stock.  The agreement expired December 23, 2005. We have been advised that Mr. Casolo is expected to receive 60% of the compensation received by the broker/dealer under the described agreement. During 2005, Mr. Casolo received a total of $26,700 as a broker in connection with the sale of our securities under the described agreement.

On July 1, 2005, we commenced a private placement offering of  our Series A Preferred Stock. Our Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital purposes. The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. The funds raised from the offering will be used for working capital purposes. As of December 31, 2005, we received $445,000 in gross offering proceeds.

On December 30, 2005, we completed an exchange of $6,676,750 of our outstanding 12% subordinated notes pursuant to which we issued 26,707 shares of our Series B Preferred Stock. Our Board of Directors authorized the issuance of 1,000,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual ordinary dividends accrue on the preferred stock at the rate of 5% of the stated value per annum. Payment of ordinary dividends on the Series B Preferred Stock are junior to the payment of dividends on the Series A Preferred Stock. A special, one-time dividend was paid to each holder of the 12% Subordinated Notes that exchanges such notes for the Series B Preferred Stock. The dividend amount is equal to 1.25% of the principal amount of the 12% Subordinated Note(s) then converted. In addition, each holder of the 12% Subordinated Notes that participated in the exchange received a stock purchase warrant to purchase shares of our common stock at a purchase price of $0.50 per share. The term of the warrant is five years. The number of shares of our common stock covered by the stock purchase warrant equals the outstanding principal amount of each 12% Subordinated Note then exchanged. We also granted “piggy back” registration rights to the holders of the Series B Preferred Stock for the common stock receivable upon conversion and the common stock underlying the warrants. Of the total amount converted, $6,304,250 was held by three hedge funds, with the remainder held by individual investors. We entered into respective agreements with the individual investors in each of the three hedge funds and the other remaining investors in respect of this transaction.

Item 13. Exhibits

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

Exhibit 10.18 Form of Stock Warrant for Company’s 12% Subordinated Note Offering.

31.1  Certification Under Section 308 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31 2004 and 2005, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2003 and 2004 are summarized as follows:

2004

2005

Audit

$65,935

$51,492

Audit Related

           -

           -

Tax

       625

    4,255

All Other

       226

    3,743

Total

$66,786

$59,490

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

/s/  Fred W. Jackson, Jr.                April 28, 2006

Fred W. Jackson, Jr.                           Date

Chief Executive Officer and

/s/  Mark C. Casolo                       April 28, 2006

Mark C. Casolo    .                           Date

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Fred W. Jackson, Jr.                 April 28, 2006

Fred W. Jackson, Jr.                            Date

Director

/s/  Mark C. Casolo                       April 28, 2006

Mark C. Casolo                                   Date

Director

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004

F-2

Consolidated Statements of Operations for

the Years Ended December 31, 2005 and 2004,

      And for the Period from January 11, 2001

    (Date of Inception) through December 31, 2005

F-3

Consolidated Statements of Stockholders’ Equity for the Period

    from January 11, 2001(Date of Inception) through December 31, 2005 and for the Years Ended December 31, 2004 and 2005

F-4

Consolidated Statements of Cash Flows for the Years Ended

    December 31, 2005 and 2004, And for the Period from January 11, 2001

    (Date of Inception) through December 31, 2005

F-5

Notes to Consolidated Financial Statements

F-6

F-1

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors and the Shareholders

CCI Group, Inc.

We have audited the accompanying consolidated balance sheets of CCI Group, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period January 11, 2001 (Date of Inception) through December 31, 2005.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, certain note payable transactions that the Company has entered into contain derivatives as defined by FAS 133 and EITF 00-19.  The liabilities and expenses associated with these derivatives have been excluded from the accompanying consolidated financial statements.  In our opinion, the liabilities and expenses should be recorded to conform with U.S. generally accepted accounting principles.  The effects of this departure from U.S. generally accepted accounting principles on the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company have not been determined.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the consolidated financial statements referred to in the first paragraph do not present fairly, in conformity with U.S. generally accepted accounting principles, the financial position of the Company as of December 31, 2005 and 2004 or the results of its operations or its cash flows for the years then ended.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

April 27, 2006

F-1

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
			December 31,	December 31,
			2005	2004
CURRENT ASSETS
	Cash		$188,593	$178,848
	Accounts receivable		202,475	29,597
	Prepaid expenses and other current assets		-	16,093
		Total Current Assets	391,068	224,538

	Property and equipment, Net		3,663,605	3,910,659

OTHER ASSETS
	Deposits		265,900	115,900
	Deferred financing costs, net of accumulated amortization of
		$0 and $1,062,099, respectively	-	5,836,649
	Land lease rights, net of accumulated amortization of $129,640
		and $74,080, respectively	1,870,360	1,925,920
		Total Other Assets	2,136,260	7,878,469

		TOTAL ASSETS	$6,190,933	$12,013,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable		$724,575	$421,329
	Reservation deposits		351,707	284,060
	Commission payable		17,010	41,355
	Accrued expenses		648,461	283,079
	Current portion of notes payable		1,147,140	1,054,390
	Current portion of capital lease payable		-	261,111
		Total Current Liabilities	2,888,893	2,345,324

NONCURRENT LIABILITIES
	Notes payable, net of amortized discount of $0 and
		$1,031,820, respectively	6,269,849	4,537,380
	Capital lease payable, net of current portion		-	3,928,987
		Total Noncurrent Liabilities	6,269,849	8,466,367

STOCKHOLDERS' EQUITY
	Series A preferred stock - $25 par value; 600,000 shares authorized;
		17,800 and 0 shares outstanding, respectively	445,000	-
	Series B preferred stock - $25 par value; 1,000,000 shares authorized;
		26,707 and 0 shares outstanding, respectively	6,676,750	-
	Common stock - no par value; 50,000,000 shares authorized;
		9,732,907 and 9,661,907 shares outstanding, respectively	11,410,433	11,029,968
	Deficit accumulated during the development stage		(21,499,992)	(9,827,993)
		Total Stockholders' Deficit	(2,967,809)	1,201,975

		TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,190,933	$12,013,666

The accompanying notes are an integral part of these consolidated financial statements
F-2