Form 10QSB/A
period 2005-09-30
CCI GROUP INC
filed 2006-05-11
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

8 Sayers Path, Wainscott, New York 11975

(Address of principal executive officers)

405 Park Avenue, 10th Floor, New York, New York     10022

(Former address of principal executive officers)

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

#

Explanatory Note

Our Form 10-QSB for the period ended September 30, 2005 contained a formatting error. This Amendment corrects that error. This Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date.

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

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ 166,649	$ 178,848
Accounts receivable	86,059	29,597
Prepaid expenses and other current assets	1,307	16,093
Total Current Assets	254,015	224,538

Property and equipment, Net	3,723,376	3,910,659

OTHER ASSETS
Deposits	265,900	115,900
Deferred financing costs, net of accumulated amortization of
$2,703,146 and $1,010,347, respectively	4,469,987	5,836,649
Land lease rights, net of accumulated amortization of $115,750
and $74,080, respectively	1,884,250	1,925,920
Total Other Assets	6,620,137	7,878,469

TOTAL ASSETS	$ 10,597,528	$ 12,013,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 544,519	$ 421,329
Reservation deposits	279,174	284,060
Commission payable	17,010	41,355
Accrued expenses	733,242	283,079
Current portion of notes payable	1,413,822	1,054,390
Current portion of capital lease payable	-	261,111
Total Current Liabilities	2,987,767	2,345,324

NONCURRENT LIABILITIES
Notes payable, net of amortized discount of $995,785 and
$1,031,820, respectively	10,564,083	4,537,380
Capital lease payable, net of current portion	-	3,928,987
Total Noncurrent Liabilities	10,564,083	8,466,367

STOCKHOLDERS' EQUITY

Preferred stock - $25 par value; 600,000 shares authorized;
17,800 and 0 shares outstanding, respectively	445,000	-
Common stock - no par value; 50,000,000 shares authorized;
9,721,907 and 9,661,907 shares outstanding, respectively	11,410,433	11,029,968
Deficit accumulated during the development stage	(14,809,755)	(9,827,993)
Total Stockholders' Deficit	(2,954,322)	1,201,975

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,597,528	$ 12,013,666

See notes to condensed consolidated financial statements

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the period
	For the Three		For the Nine		January 11, 2001
	Months Ended		Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2005	2004	2005	2004	September 30, 2005
	$ 264,737	$ 68,521	$ 1,268,700	$ 75,015	$ 1,562,366

Cost of sales	41,192		175,690		264,501
Direct and operating expenses	347,713		1,054,375		2,705,140
General and administrative expenses	829,615	812,157	2,261,468	2,718,509	8,566,756

Total Operating Costs	1,218,520	812,157	3,491,533	2,718,509	11,536,397

	(953,783)	(743,636)	(2,222,833)	(2,643,494)	(9,974,031)

Interest expense	(846,274)	(622,887)	(2,846,958)	(1,090,695)	(4,961,612)
Interest income	7,041	1,691	83,184	1,707	118,829
Foreign currency exchange gain	(419)	29,301	4,844	40,147	7,059

Total Other Income (Expenses)	(839,652)	(591,895)	(2,758,930)	(1,048,841)	(4,835,724)

	$ (1,793,435)	$ (1,335,531)	$ (4,981,763)	$ (3,692,335)	$ (14,809,755)

Basic and Diluted Loss per Share	$ (0.18)	$ (0.14)	$ (0.51)	$ (0.39)

Weighted Average Number of
Common Shares Outstanding	9,721,907	9,661,907	9,699,709	9,540,009

See notes to condensed consolidated financial statements

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the period
	For the Nine		January 11, 2001
	Months Ended		(Date of Inception)
	September 30,		through
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (4,981,763)	$ (3,692,335)	$ (14,809,755)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	283,093	166,642	549,830
Issuance of common stock and warrants for services	24,850	300,000	2,768,176
Amortization of deferred offering costs, discount
on notes payable and land lease rights	1,838,913	664,711	3,207,736
Gain on foreign currency exchange	4,844	(40,147)	2,629
Changes in operating assets and liabilities
Receivables	(56,464)	(13,630)	(86,060)
Employee advance	-	-	-
Prepaid expenses and other current assets	14,787	-	(1,307)
Deposits	(150,000)	(100,000)	(265,900)
Accounts payable	118,346	240,123	529,137
Reservation deposits	(4,886)	43,916	279,174
Accrued expenses	713,344	128,030	870,566
Net Cash Used by Operating Activities	(2,194,936)	(2,302,690)	(6,955,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(95,808)	(772,203)	(1,773,205)
Issuance of note receivable	-	-	(400,000)
Payments received on note receivable	-	-	400,000
Net Cash Used by Investing Activities	(95,808)	(772,203)	(1,773,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	2,168,802	3,564,500	8,376,502
Proceeds from issuance of preferred stock	445,000		445,000
Cash paid for offering and financing costs	(193,854)	(268,591)	(858,393)
Principle payments on capital lease	(141,403)	(246,897)	(451,305)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308
Net Cash Provided by Financing Activities	2,278,545	3,049,012	8,895,628

NET INCREASE IN CASH	(12,199)	(25,881)	166,649

CASH AT BEGINNING OF PERIOD	178,848	303,968	-

CASH AT END OF PERIOD	$ 166,649	$ 278,087	$ 166,649

See notes to condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Reclassifications – The financial statements for the prior period have been reclassified to be consistent with the current presentation.  The reclassifications had no effect on net loss.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share —At September 30, 2005, there were 9,112,153 options/warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

Stock Based Compensation — The Company accounts for stock options/warrants issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”).  Under APB 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock.  The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company granted 11,000 options to employees during the nine months ended September 30, 2005 and 2004.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through September 30, 2005, the Company incurred a net loss of $14,809,755.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

During the nine months ended September 30, 2005, the Company issued notes totaling $1,695,100.  The Company received $1,525,590 net of offering costs of $169,510. From the commencement of the offering through September 30, 2005, the Company has issued notes totaling $6,869,800. Interest payable relating to the notes was $733,242 at September 30, 2005.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 508,530 warrants relating to the notes payable issued during the nine months ended September 30, 2005 at exercise prices ranging from $0.55 to $0.75.

The proceeds from the offering for the nine months ended September 30, 2005 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $1,489,260 to the notes before deferred financing costs of $148,936 and $185,166 (which includes $20,574 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $241,607, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.80%, expected dividend yield of 0%, volatility of 52.45%, and expected lives of 5 years.

The total deferred financing costs at September 30, 2005 of $1,265,265 and the discount on the notes of $1,470,204 will be amortized as interest expense through August 31, 2008.  Amortization expense recognized for the nine months ended September 30, 2005 was $500,760.

Laurus Transaction.

On July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The term of the note is three years and bears interest at the rate of prime plus two percent, subject to a minimum rate and adjustments. The funds received from the note, less a $349,500 fee payable to Laurus, were placed in a restricted bank account under the sole dominion and control of Laurus. The ability to use the funds was subject to limitations and restrictions.  The Company has the right to prepay all amounts drawn down by paying 101% of such amount in cash. The note is convertible into common stock at a fixed price of $1.37 per share subject to certain conditions.

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

NOTE 3 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 2, the Company has entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the nine months ended September 30, 2005, the company issued warrants to purchase 508,350 shares of common stock.  Also discussed in Note 2, the Company entered into a financing agreement in which the Company issued options and warrants to purchase 3,594,633 shares of common stock.

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

At September 30, 2005, the Company had 9,112,153 options/warrants outstanding.

Series A Preferred Stock . On July 1, 2005, the Company commenced a private placement offering of a class of its preferred stock designated as its Series A Preferred Stock. The Company’s Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital purposes. The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. The funds raised from the offering will be used for working capital purposes. As of September 30, 2005, the Company has received $445,000 in gross offering proceeds.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

St. James Club Acquisition

On June 2, 2005, the Company entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua. The purchase price for the transaction is $31,000,000, of which $27,000,000 is payable at closing and the balance is payable under a promissory note in favor of the seller. The five year note will bear interest at the rate of 7% per annum, and principal and interest will be payable monthly throughout the term based on a five year amortization. The note will be secured by a second mortgage on the resort. The Company placed $250,000 in escrow which will be applied towards the total purchase price at closing.  The Company also agreed to purchase outstanding timeshare receivables of the seller at a rate of 90% of the amount due at closing, which is believed to be approximately $3,000,000. The transaction was terminated by the parties and the Company forfeited the funds in escrow.

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

Nine Month Period Ending September 30, 2005 Compared With Nine Month Period Ending September 30, 2004.

Results of Operations.

Revenues for the nine month period ended September 30, 2005 was $1,268,700 compared with $75,015 for the nine month period ended September 30, 2004. The increase of $1,193,685 is due to the effect of our resort promotion reflecting higher occupancy rates of our Barbuda resort compared with the limited operations of the resort, which opened for business in April 2004, for the same period in 2004.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $3,491,533 for the 2005 period compared with $2,718,509 for the comparable 2004 period. Cost of sales which represents principally food and beverage costs for our Barbuda resort was $175,690 for the 2005 period compared with $0 for the comparable 2004 period. The increase in the 2005 reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  Direct and operating expenses which represents non managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $1,054,375 compared with $0 for the comparable 2004 period. The increase in the 2005 also reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $2,261,468 for the 2005 period, reflecting a decrease of $457,041 from $2,718,509 for the comparable period in 2004.

Loss from operations of the nine month period ended September 30, 2005 was $2,222,833 reflecting a decrease of $420,661 from $2,643,494 for the comparable period in 2004 for the reasons discussed above.

Interest expense for the nine month period ended September 30, 2005 was $2,846,958 reflecting an increase of $1,756,263 from $1,090,695 for the comparable period in 2004. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd.  During 2005, we recorded $1,641,047 in the amortization of deferred loan costs related to stock warrants compared with $471,886 for the 2004 period. The increase in interest expenses also is due to interest on an additional $2,389,200 of subordinated notes which we issued in the ensuing period after June 30, 2004. Interest income for the nine month period ended September 30, 2005 was $83,184 reflecting an increase of $81,477 from $1,707 for the comparable period in 2004. Interest income is amounts, generally from the proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts. The increase in interest reflects the additional funds received from the sale of the 12% subordinated notes during the nine month period in 2005. Foreign currency exchange gain for the nine month period ended September 30, 2005 was $4,844 reflecting a decrease of $35,303 from $40,147 for the comparable period in 2004. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

Net loss for the nine month period ended September 30, 2005 was $4,981,763 (or $0.51 per common share) compared with a net loss of $3,692,335 (or $0.39 per common share) for the same period in 2004. The increase in net loss of $1,289,428 for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital deficit of $2,733,752. Working capital deficit as of December 31, 2004 was $2,120,786. The decrease in working capital deficit is principally a result of increasing debt due to financing activities and decreasing cash due to operations.

Property, plant and equipment, net of accumulated depreciation, as of September 30, 2005 totaled $3,723,376, which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2004 totaled $3,910,659. The reduction is due to amortization that occurred during the period.

As of December 31, 2004, our long term notes payable was $5,591,770 and capital lease payment, which reflected payments due under our sublease arrangement for our Barbuda resort, was $4,190,098.  As of September 30, 2005, we had $11,977,905 in long term notes payable, which includes the note payable to Laurus Master Fund, Ltd. in the amount of $5,049,500. The balance of notes payable reflects our outstanding long term notes payable including our 12% subordinated notes. The note payable to Laurus reflects our payoff of the lease payments under the sublease arrangement for our Barbuda resort.

On June 2, 2005, we entered into a Stock Purchase Agreement with an unaffiliated third party to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua. The purchase price for the transaction is $31,000,000, of which $27,000,000 is payable at closing and the balance is payable under a promissory note in favor of the seller. The five year note will bear interest at the rate of 7% per annum, and principal and interest will be payable monthly throughout the term based on a five year amortization. The note will be secured by a second mortgage on the resort. We have placed $250,000 in escrow which will be applied towards the total purchase price at closing. We will forfeit our deposit if we fail to close the transaction on the closing date of June 31, 2005. We also agreed to purchase outstanding timeshare receivables of the seller at a rate of 90% of the amount due at closing. On August 20, 2005, the parties terminate the agreement, and we forfeited our escrow deposit.

The Company continues to experience significant losses from operations. The Company is uncertain as to when it will achieve profitable operations. As discussed in our other SEC filings, our cash requirements for the next 12 months will be significant. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2004, contained an explanatory paragraph concerning  our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office, which includes the payment of our outstanding debt instruments including amounts past due in favor of Laurus Master Fund, Ltd., and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist us in obtaining financing. The Company’s chairman is an employee and officer of Westrock.  During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer formerly affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock.

During fiscal years 2003 and through December 31, 2004, we raised approximately $5,174,700 in gross proceeds through the private placement offerings of our subordinated notes. During the nine month period ended September 30, 2005, we raised approximately $1,525,590 net of offering costs of $169,510 in connection with the private placement offering of our subordinated notes. The notes were offered at 100% of the face or principal amount in minimum denomination is $25,000 with $1,000 increments thereafter. The notes mature between August 31, 2008 and May 1, 2009, and are payable in full at maturity. Interest accrues at the rate of 12% per annum, payable quarterly. Each note contains an immediately detachable stock purchase warrant. The warrant enables the holder to purchase 300 shares of our common stock for each $1,000 in face value of the Notes subscribed. The exercise period of the warrants is five years from the date of issuance. In addition, during 2004, we issued $1,054,390 in demand notes to a party related to the broker dealer formerly affiliated with our Chairman. The notes bear interest at 12%, and are due and payable on October 1, 2005.

We do not expect to incur research and development costs within the next 12 months.

On July 1, 2005, we commenced a private placement offering of a class of our preferred stock, designated as the Series A Preferred Stock. The Company’s Board of Directors authorized the issuance of 1,000,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions at our option. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital. We can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. As of the date of this filing, we have received $445,000 in gross offering proceeds.

In connection with our credit facility with Laurus Master Fund, Ltd., on or about May 1, 2005, we drew down $5,049,500.00 from the credit facility and returned to Laurus the remainder of the funds held in the restricted account. Under our agreements with Laurus, we were obligated to pay Laurus on the date that we returned the funds remaining in the restricted account interest which accrued on the funds while they were held in the restricted account, plus a fee of 1% of the amount returned.  In addition, the Company incurs interest and principal on the outstanding amount which are due and payable monthly. As of the date of this report, the amount that the Company owes Laurus as described above is approximately $441,000, which amount is past due. The Company currently is in negotiations with Laurus to restructure its outstanding debt and past due amounts. No assurances can be given that the Company will be able to successfully restructure such debt arrangement on terms beneficial to the equity holders of the Company.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the Company’s most recent quarter.

Part II – Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

On July 1, 2005, we commenced a private placement offering of a class of our preferred stock, designated as the Series A Preferred Stock. The Company’s Board of Directors authorized the issuance of 1,000,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions at our option. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital. We can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. As of the date of this filing, we have received $445,000 in gross offering proceeds for the Series A Preferred Stock.

In addition, during the same period the Company issued a total of 71,000 collectively to two employees and one consultant for services rendered. The offerings were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber of the Series A Preferred Stock offering was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering. With respect to the employees and the consultant, each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

Item 6.  Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On August 25, 2005, we filed a Form 8-K under Item, 1.01 disclosing the Termination of a Material Definitive Agreement.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date:  April 10, 2006

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#