Form 10KSB/A
period 2005-12-31
CCI GROUP INC
filed 2006-05-11
CIK 1117034

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

EXPLANATORY NOTE

Our Form 10-KSB for the period ended December 31, 2005 contained an audit report from our auditors, Hansen, Barnett and Maxwell, which contained an adverse opinion in that certain note payable transactions may have contained derivatives as defined by FAS 133 and EITF 00-19.  The liabilities and expenses associated with these derivatives were excluded from the accompanying consolidated financial statements in the stated Form 10-KSB. We have evaluated these transactions to determine the existence of derivatives in these transactions and have further analyzed the conversion of notes payable to Series B Convertible Preferred Stock.  We are filing this Amendment #1 on Form 10-KSB (this “Amendment”) to properly record these transactions. As discussed in Note 2 to our consolidated financial statements, our financial statements have been restated for the effects of the issuance of warrants and a beneficial conversion feature in connection with the Series B Convertible Preferred Stock. These changes to our financial statement have necessitated changes to other sections of the original filing which are contained in this Amendment.

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

Revenues for fiscal 2005 were $1,732,355 compared with $293,666 for fiscal 2004. The increase of $1,438,689 or 490% is due to the limited operations which occurred during 2004 period, along with higher occupancy rates experienced during the 2005 period.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $4,780,127 for the 2005 period compared with $4,142,871 for the comparable 2004 period. Cost of sales which represents principally food and beverage costs for our Barbuda resort was $276,973 for the 2005 period compared with $88,811 for the 2004 period. The increase in the 2005 reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  Direct and operating expenses which represents non-managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $1,145,966 compared with $1,270,900 for the comparable 2004 period. The increase in the 2005 also reflects the higher operating activity for the period compared with the limited operations during the 2004 period.  General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $3,357,188 for the 2005 period, reflecting an increase of $574,028 from $2,783,160 for the comparable period in 2004.

Loss from operations for fiscal 2005 was $3,047,772 reflecting a decrease of $801,433 from $3,849,205 for the comparable period in 2004 for the reasons discussed above.

Interest expense for the 2005 period was $8,689,041 reflecting an increase of $6,770,305 from $1,918,736 for the comparable period in 2004. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd. Interest income for 2005 was $126,434 for the 2005 period represents an increase of $105,639 from $20,795 for the comparable period in 2004. Interest income generally is interest on proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts. The increase in interest reflects the additional funds received from the sale of the 12% subordinated notes during the 2005 period. Foreign currency exchange gain for the 2005 period was $4,887 reflecting an increase of $2,672 from $2,215 for the comparable period in 2004. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

Net loss for the fiscal 2005 period was $11,605,492 (or $1.20 per common share) compared with a net loss of $5,744,931 (or $0.60 per common share) for the same period in 2004. The increase in net loss of $5,860,561 for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2005, we had working capital deficit of $2,514,777. Working capital deficit as of December 31, 2004 was $2,120,786. The increase in working capital deficit for the 2005 period compared with the 2004 period is due principally to the loss from operations during 2005 period.

Property, plant and equipment, net of accumulated depreciation, as of December 31, 2005 totaled $3,663,605, which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2004 totaled $3,910,659. The reduction is due to amortization that occurred during the period.

As of December 31, 2005, our long term notes payable were $6,269,849, of which $6,127,616 is a note payable to Laurus Master Fund, Ltd.

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

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005 and 2004, we had net losses of $(11,605,492) and $(5,744,931), respectively, and we have a cumulative loss from inception of $(21,433,485). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses. We can not predict  whether will be successful in the future.

WE ARE HIGHLY LEVERAGED AND REQUIRE OPERATING INCOME OR ADDITIONAL CAPITAL TO PAY OUR DEBT SERVICE.

As of December 31, 2005, we have total current liabilities of $1,834,503, and long term notes payable of $6,269,849. Notes payable relate to our outstanding loan from Laurus Master Fund, Ltd.  We expect to service our existing debt arrangements through additional financing, income generated from existing and newly acquired resort properties, and membership and timeshare sales, if any. As of the date of this report, revenues from our resort operation have improved but have been insufficient to cover our overall operating expenditures, and membership and timeshare sales have been non-existent. Although we expect to operations at our Barbuda resort to improve, we can not predict whether we will achieve sufficient revenues from resort operations and from membership or time share sales to service our existing debt obligations.

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

(1) The amounts for all years excludes any compensation that Mr. Casolo may have received from McGinn Smith & Co., Inc., his former employer, and Westrock Advisors, Inc., his current employer, resulting from any investment banking services rendered by such firms on our behalf. Mr. Casolo received $180,700, $336,770, and $135,600  as an officer of McGinn Smith and Company, Inc., in connection with the private placement of our 12% subordinated notes during 2003, 2004 and 2005, respectively. McGinn Smith acted as the selling agent of our 12% subordinated notes. During April 2005, when we complete the acquisition of the leasehold interest to the Barbuda property during 2005, we paid McGinn Smith a finder’s fee of $220,000, of which Mr. Casolo received $115,000. In connection with the private placement of our Series A Preferred Stock we paid Westrock Advisors, Inc., a registered NASD broker/dealer, a fee of $44,500, of which Mr. Casolo received $26,700 as a broker in connection with the sale of such securities. On September 15, 2003, we appointed Mr. Mark C. Casolo as our Chairman of the Board. We also granted to Mr. Casolo a stock purchase warrant to acquire 1,000,000 shares of our stock at an exercise price per share of $0.001. The term of the stock purchase warrant is five years. The amount for 2003 reflects the valued price per share of $2.00 less the exercise price of $0.001.

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

Exhibit 10.16 Agreement dated May 4, 2004 by and between the Company and McGinn Smith & Company, Inc. (Filed as an exhibit to our Form 10-KSB dated April 8, 2005 for the period ended December 31, 2004).

Exhibit 10.17 Form of 12% Subordinated Note for the Company’s 12% Subordinated Note Offering. . (Filed as an exhibit to our Form 10-KSB dated April 8, 2005 for the period ended December 31, 2004).

Exhibit 10.18 Form of Stock Warrant for Company’s 12% Subordinated Note Offering. (Filed as an exhibit to our Form 10-KSB dated April 8, 2005 for the period ended December 31, 2004).

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

/s/  Fred W. Jackson, Jr.                May 11, 2006

Fred W. Jackson, Jr.                           Date

Chief Executive Officer and

/s/  Mark C. Casolo                       May 11, 2006

Mark C. Casolo    .                           Date

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Fred W. Jackson, Jr.                 May 11, 2006

Fred W. Jackson, Jr.                            Date

Director

/s/  Mark C. Casolo                       May 11, 2006

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCI Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended and for the period January 11, 2001 (Date of Inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 2, the accompanying financial statements have been restated for the effects of the issuance of warrants and a beneficial conversion feature in connection with the Series B Convertible Preferred Stock.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

April 27, 2006 except for

Note 2-restatement, as to which the date is

May 10, 2006

 F-1

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ 188,593	$ 178,848
Accounts receivable	202,475	29,597
Prepaid expenses and other current assets	-	16,093
Total Current Assets	391,068	224,538

Property and equipment, Net	3,663,605	3,910,659

OTHER ASSETS
Deposits	265,900	115,900
Deferred financing costs, net of accumulated amortization of
$0 and $1,062,099, respectively	-	5,836,649
Land lease rights, net of accumulated amortization of $129,640
and $74,080, respectively	1,870,360	1,925,920
Total Other Assets	2,136,260	7,878,469

TOTAL ASSETS	$ 6,190,933	$ 12,013,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 724,575	$ 421,329
Reservation deposits	351,707	284,060
Commission payable	17,010	41,355
Accrued expenses	665,413	283,079
Current portion of notes payable	1,147,140	1,054,390
Current portion of capital lease payable	-	261,111
Total Current Liabilities	2,905,845	2,345,324

NONCURRENT LIABILITIES
Notes payable, net of amortized discount of $0 and
$1,031,820, respectively	6,269,849	4,537,380
Capital lease payable, net of current portion	-	3,928,987
Total Noncurrent Liabilities	6,269,849	8,466,367

STOCKHOLDERS' EQUITY
Series A preferred stock - $25 par value; 600,000 shares authorized;
17,800 and 0 shares outstanding, respectively	445,000	-
Series B preferred stock - $25 par value; 1,000,000 shares authorized;
26,707 and 0 shares outstanding, respectively	5,269,316	-
Common stock - no par value; 50,000,000 shares authorized;
9,732,907 and 9,661,907 shares outstanding, respectively	11,410,433	11,029,968
Additional Paid-in Capital	2,814,868	-
Deficit accumulated during the development stage	(22,924,378)	(9,827,993)
Total Stockholders' Deficit	(2,984,761)	1,201,975

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,190,933	$ 12,013,666

The accompanying notes are an integral part of these consolidated financial statements
F-2

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

			For the period
			January 11, 2001
	For the Years Ended		(Date of Inception)
	December 31,		through
	2005	2004	December 31, 2005
REVENUE	$ 1,732,355	$ 293,666	$ 2,026,021

OPERATING COSTS AND EXPENSES

Cost of sales	276,973	88,811	365,784
Direct and operating expenses	1,145,966	1,270,900	2,416,866
General and administrative expenses	3,357,188	2,783,160	10,042,342

Total Operating Costs	4,780,127	4,142,871	12,824,992

LOSS FROM OPERATIONS	(3,047,772)	(3,849,205)	(10,798,971)

OTHER INCOME (EXPENSES)

Interest expense	(8,689,041)	(1,918,736)	(10,803,695)
Interest income	126,434	20,795	162,079
Foreign currency exchange gain	4,887	2,215	7,102

Total Other Income (Expenses)	(8,557,720)	(1,895,726)	(10,634,514)

NET LOSS	(11,605,492)	(5,744,931)	(21,433,485)

Preferred stock dividend from
beneficial conversion feature	(1,407,434)	-	(1,407,434)

Series B preferred stock dividend declared	(83,459)	-	(83,459)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$ (13,096,385)	$ (5,744,931)	$ (22,924,378)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (1.20)	$ (0.60)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,708,559	9,570,650

The accompanying notes are an integral part of these consolidated financial statements
F-3

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

						Deficit
					Additional	Accumulated
	Series A Series B				Paid-In	During the	Total
	Preferred Stock		Common Stock		Capital	Development	Stockholders'
	Shares	Amount	Shares	Amount		Stage	Equity

Balance, January 11, 2001 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	-
Capital contribution
January 2001 - no shares issued	-	-	-	2,200		-	2,200
Stock issued for cash and services							-
June 2002 - $0.02 per share	-	-	3,544,170	66,020		-	66,020
July 2002 - $0.02 per share	-	-	295,348	5,500		-	5,500
October 2002 - $0.26 per share	-	-	531,626	140,400		-	140,400
July through October 2002 - $0.26 per share
net of deferred offering costs of $148,937	-	-	4,855,517	1,133,633		-	1,133,633
November 2002 - Acquisition of Kinship
Systems, Inc. $(0.09) per share	-	-	1,492,750	(127,692)		-	(127,692)
Net loss for the period from January 11, 2001
through December 31, 2002			-	-	-	(600,942)	(600,942)
Balance, December 31, 2002	-	-	10,719,411	1,220,061	-	(600,942)	619,119
Stock issued for services - January through							-
October 2002 - $1.50 to $2.50 per share			116,666	298,426		-	298,426
Exercise of warrants - June 2003 - $0.001 per share			690,000	690		-	690
Issuance of warrants in connection with debentures -							-
September through December 2003			-	1,173,556		-	1,173,556
Issue of warrants for services - September 2003			-	1,999,000		-	1,999,000
Redemption of shares
September 2003 - no consideration given			(2,044,170)	-		-	-
October 2003 - no consideration given			(20,000)	-		-	-
Net loss			-	-	-	(3,482,120)	(3,482,120)
Balance, December 31, 2003	-	-	9,461,907	4,691,733	-	(4,083,062)	608,671
Issuance of warrants in connection with subordinated
notes payable
January through March 2004			-	319,435		-	319,435
April through June 2004			-	255,413		-	255,413
July through September 2004			-	15,220		-	15,220
October through December 2004			-	99,698		-	99,698
Issuance of warrants in connection with funding arrangement
July through September 2004			-	5,348,469		-	5,348,469
Shares issued to former shareholders for release of claims			200,000	300,000		-	300,000
Net Loss			-	-	-	(5,744,931)	(5,744,931)
Balance, December 31, 2004	-	-	9,661,907	11,029,968	-	(9,827,993)	1,201,975
Shares issued for services
April 2005 - $0.35 per share	-	-	60,000	21,000	-	-	21,000
September 2005 - $0.35 per share	-	-	11,000	3,850	-	-	3,850
Issuance of warrants in connection with subordinated
notes payable
January through March 2005	-	-	-	108,733	-	-	108,733
April through June 2005	-	-	-	61,068	-	-	61,068
July through September 2005	-	-	-	15,366	-	-	15,366
Westrock Advisors for financing arrangement	-	-	-	170,448	-	-	170,448
Issuance of Series A Preferred Stock
August 2005 - $25.00 per share	17,800	445,000	-	-	-	-	445,000
Issuance of Series B Preferred Stock
in connection with conversion of subordinated
notes payable	26,707	5,269,316	-	-	2,814,868	(1,407,434)	6,676,750
Preferred Stock B Dividend						(83,459)	(83,459)
Net Loss	-	-	-	-	-	(11,605,492)	(11,605,492)
Balance, December 31, 2005	44,507	$ 5,714,316	9,732,907	$ 11,410,433	$ 2,814,868	$ (22,924,378)	$ (2,984,761)

The accompanying notes are an integral part of these consolidated financial statements
F-4

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flow

			For the period
			January 11, 2001
	For the Years Ended		(Date of Inception)
	December 31,		through
	2005	2004	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (11,605,492)	$ (5,744,931)	$ (21,433,485)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	377,713	266,737	644,450
Issuance of common stock and warrants for services	24,850	300,000	2,768,176
Amortization of deferred offering costs, discount
on notes payable and land lease rights	7,449,399	1,282,957	8,818,222
Gain on foreign currency exchange	4,887	(2,215)	2,672
Changes in operating assets and liabilities
Receivables	(172,878)	(29,596)	(202,474)
Employee advance	-	6,199	-
Prepaid expenses and other current assets	16,093	(16,093)	-
Deposits	(150,000)	(100,000)	(265,900)
Accounts payable	298,358	322,477	709,149
Reservation deposits	67,647	284,060	351,707
Accrued expenses	1,592,773	197,103	1,749,995
Net Cash Used by Operating Activities	(2,096,650)	(3,233,302)	(6,857,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(130,658)	(634,994)	(1,808,055)
Issuance of note receivable	-	-	(400,000)
Payments received on note receivable	-	-	400,000
Net Cash Used by Investing Activities	(130,658)	(634,994)	(1,808,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	2,193,817	4,400,700	8,401,517
Proceeds from issuance of preferred stock	445,000	-	445,000
Cash paid for offering and financing costs	(193,854)	(347,622)	(858,393)
Principle payments on capital lease	(141,403)	(309,902)	(451,305)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308
Preferred stock dividend	(66,507)	-	(66,507)
Net Cash Provided by Financing Activities	2,237,053	3,743,176	8,854,136

NET INCREASE (DECREASE) IN CASH	9,745	(125,120)	188,593

CASH AT BEGINNING OF PERIOD	178,848	303,968	-

CASH AT END OF PERIOD	$ 188,593	$ 178,848	$ 188,593

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable to preferred stock	$ 6,676,750	$ -
Deferred financing costs settled with options/warrants	$ -	$ 5,348,469
Deferred loan fees resulting from issuance of note payable	$ -	$ 394,500
Accrued interest converted to notes payable	$ 354,210	$ 21,390

The accompanying notes are an integral part of these consolidated financial statements
F-5

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

Basic and Diluted Loss Per Share — At December 31, 2005, there were 9,112,153 options/warrants outstanding that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through December 31, 2005, the Company earned nominal revenue and incurred a net loss of $21,433,485.  The lack of significant revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid debt investments with original maturities of three months or less, readily convertible to known amounts of cash. At December 31, 2005 the Company had cash in excess of federally insured limits.

Property and Equipment — Equipment, and furniture and fixtures are stated at cost. As of December 31, 2005, and 2004 property and equipment had been placed into service and accordingly depreciation expense was $377,714 and $266,737, respectively.  Property and equipment depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance, repairs, and renewals are charged to expense as incurred.  Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation is removed and any resulting gain or loss is recognized in the statement of operations.

Useful lives for property and equipment are as follows:

Years
Buildings	10 - 30
Leasehold improvements	3 - 10
Furniture and fixtures	3 - 10
Equipment	3 - 5

Long-lived assets are reviewed for impairment when circumstances arise that could impair the assets.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting  for Stock Issued to Employees.  Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest.  Under the options for adoption available under Statement 123(R), the Company has determined to adopt Statement 123(R) on the modified-prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unamortized grant-date fair value compensation over the remaining vesting period.  The effect of adopting Statement 123(R) on options outstanding at December 31, 2004 did not result in additional compensation during the year ended December 31, 2005.

Fair Values of Financial Instruments — The carrying amounts reported in the balance sheet for notes receivable and payable approximate their fair values because the interest rates approximate current interest rates to be received and charged on similar receivables and borrowings.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements have been restated to record the issuance of 6,676,750 warrants and a beneficial conversion feature relating to the issuance of Series B redeemable convertible preferred stock and to allocate the proceeds between the fair value of the preferred stock and the detachable warrants as discussed in Note 5 & 6.  The effects of the restatement were as follows:

	As Previously	Effect of	As
	Reported	Restatement	Restated

For the Year Ended December 31, 2005

Interest expense	$ 8,755,548	$ 66,507	$ 8,689,041
Net loss	(11,671,999)	66,507	(11,605,492)
Basic and diluted loss per share	(1.20)	-	(1.20)

From Inception of the Development Stage on
January 11, 2001 through December 31, 2005

Interest expense	$ 10,870,202	$ 66,507	$ 10,803,695
Net loss	(21,499,992)	66,507	(21,433,485)

December 31, 2005

Series B Preferred Stock	$ 6,676,750	$ (1,407,434)	$ 5,269,316
Additional Paid-In Capital	-	2,814,868	2,814,868
Deficit accumulated during the development stage	(21,499,992)	(1,424,386)	(22,924,378)

NOTE 3 – TRADE ACCOUNTS RECEIVABLE

The Company believes accounts receivable for are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary at December 31, 2005 and 2004.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2005	2004

Buildings	$ 3,000,000	$ 3,000,000
Deposits for construction	111,732	47,006
Leasehold improvements	629,950	629,950
Furniture and fixtures	461,311	451,743
Equipment	105,063	48,697
	4,308,056	4,177,396
Accumulated depreciation	(644,451)	(266,737)
Property and equipment, net	$ 3,663,605	$ 3,910,659

NOTE 5 – NOTES PAYABLE

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

During the year ended December 31, 2005, the Company issued notes totaling $1,695,100.  The Company received $1,525,590 net of offering costs of $169,510. From the commencement of the offering through December 31, 2005, the Company has issued notes totaling $6,869,800. Interest payable relating to the notes was $648,461 at December 31, 2005.

The notes contain an immediately detachable stock purchase warrant which enables the holder to acquire common stock of the Company. The warrants enable the holder to purchase 300 shares of the Company’s common stock for each $1,000 in face value of the notes subscribed. The warrants expire five years from the date of issuance. The per share exercise price for the warrant shares will be the lesser of: $1 or 50% of the closing bid price of the Company’s common stock on the termination date of the offering.  The Company issued 508,530 warrants relating to the notes payable issued during the year ended December 31, 2005 at exercise prices ranging from $0.55 to $0.75.

The proceeds from the offering for the year ended December 31, 2005 were allocated to the financial instruments issued, based upon their relative fair values and resulted in an allocation of $1,489,260 to the notes before deferred financing costs of $148,936 and $185,166 (which includes $20,574 of offering costs) to the warrants. While the allocated value of the warrants was less than their fair value of $241,607, the fair value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.80%, expected dividend yield of 0%, volatility of 52.45%, and expected lives of 5 years.

On December 30, 2005, the Company exchanged $6,676,750 of outstanding subordinated notes for 26,707 shares of the Company’s Series B preferred stock.  Of the total amount converted, $6,304,250 was held by three hedge funds, with the remainder held by individual investors.   The features of the Series B preferred stock are described in Note 6.

Laurus Transactions

On July 29, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Island company (Laurus). Under the agreement, the Company issued to Laurus a convertible term note in the aggregate principal amount of $10,500,000. The term of the note is three years and bears interest at the rate of prime plus two percent, subject to a minimum rate and adjustments. The funds received from the note, less a $349,500 fee payable to Laurus, were placed in a restricted bank account under the sole dominion and control of Laurus. The ability to use the funds was subject to limitations and restrictions.  The Company had the right to prepay all amounts drawn down by paying 101% of such amount in cash. The note was convertible into common stock at a fixed price of $1.37 per share subject to certain conditions.

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

On December 23, 2005, the Company completed a restructuring of their agreement with Laurus Master Fund, Ltd.  As of that date the Company owed a principal balance of $5,049,500, as well as $354,210 in past due interest, $93,508 in past due principal, and $90,599 in other fees which were past due.  As a result of the restructuring Laurus agreed to forbear asserting a default under existing agreements, lent an additional $550,000 to the Company, less a closing fee of $19,250 and other transactional fees of $97,157, and deferred principal payments on all indebtedness, including past due amounts, until December 1, 2006.

The original term note payable, which was executed on July 29, 2004, was terminated, and a new promissory note in the principal amount of $6,127,616 was executed.  The amount of the new note includes the principal balance of the original term note, together with past due interest and fees described above.  The Company granted Laurus an irrevocable right to obtain, at any time and from time to time, a 30% equity interest in the Company.  The option, which granted Laurus on July 29, 2004 to acquire 20% of the Company’s outstanding common stock was also terminated.

The term of the new note is three years and bears interest at prime plus two percent, subject to adjustments.  Interest payments commence monthly on January 1, 2006.  The Company will be required to begin making monthly principal payments in the amount of $51,063 commencing on December 31, 2006 and monthly thereafter for the three-year term, with a balloon payment at maturity.

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK WARRANTS

Warrants- As discussed in Note 5, the Company has entered into an agreement relating to the private placement offering of subordinated notes payable which began in September 2003.  During the year ended December 31, 2005, the company issued warrants to purchase 508,350 shares of common stock.  Also discussed in Note 5, the Company entered into a financing agreement in which the Company issued options and warrants to purchase 3,594,633 shares of common stock.

On June 23, 2005, the Company entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist the Company in obtaining financing.  As compensation for these services, Westrock is to receive 11% of the capital raised and receive 1,000,000 warrants to purchase common stock.  The agreement expired December 23, 2005.  The warrants have a fair value of $170,448 as calculated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.74%, expected dividend yield of 0%, volatility of 51.64%, and expected lives of 5 years.  The fair value of the warrants have been recorded as an increase to common stock.  The Company Chairman is also an employee and officer of Westrock Advisors, Inc. We have been advised that Mr. Casolo is expected to receive 60% of the compensation received by Westrock under the described agreement.

At December 31, 2005, the Company had 9,112,153 options/warrants outstanding. A summary of warrants outstanding is as follows:

	Warrants	Range	Exercise Price
Outstanding at December 31, 2003	2,998,680	*	*
Warrants granted in connection with debentures	1,010,310	*	*
Warrants granted in connection with financing arrangements	4,594,633	.0036 to 2.74	0.44
Outstanding at December 31, 2004	8,603,623	*	*
Warrants granted during 2005	7,185,280	*	*
Outstanding at December 31, 2005	15,788,903	*	*

*Exercise price for warrants granted in connection with debentures are to be the lessor of $1.00 or 50%
of the closing stock price on the date the debenture funding terminates.

Series A Preferred Stock  On July 1, 2005, the Company commenced a private placement offering of a class of its preferred stock designated as its Series A Preferred Stock. The Company’s Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter. The funds raised from the offering will be used for working capital purposes. The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share. The funds raised from the offering will be used for working capital purposes. As of December 31, 2005, the Company has received $445,000 in gross offering proceeds.

Series B Preferred Stock As discussed in Note 4, On October 11, 2005 the Company changed their articles of Incorporation and designated a Series B preferred stock.  The Company authorized 400,000 shares of $25 par value preferred stock with dividends payable semi-annually on the stated value at the rate of 5% per annum.  The Series B Preferred stock shall rank senior to all classes of common stock but junior to the Series A Preferred Stock, shall be convertible into common stock at a conversion price of $0.50 per share and is non-voting.

On December 30, 2005, the Company completed an exchange of $6,676,750 of their 12% subordinated notes by issuing 26,707 shares of Series B Non-Voting, Convertible Preferred Stock. Of the total amount converted, $6,304,250 was held by three hedge funds, with the remainder held by individual investors. The Company entered into respective agreements with the individual investors in each of the three hedge funds and the other remaining investors in respect of this transaction.

In connection with the conversion of debt to preferred stock, the Company paid a one time special dividend of 1.25% of the principal amount converted.  To further entice the conversion, the Company also issued 6,676,750 warrants to purchase common stock.  The warrants are exercisable at $0.50 per share and expire on August 31, 2010.

NOTE 7 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation.  As of December 31, 2005, and 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $13,618,471 and $2,947,408, respectively which, if unused, will begin to expire in 2022.  The net deferred tax asset consists of the following at December 31, 2005 and 2004:

	2005	2004
Operating loss carryforwards	$ 5,079,690	$ 1,099,383
Stock compensation granted	745,627	-
Valuation allowance	(5,825,317)	(1,099,383)
Net deferred tax asset	$ -	$ -

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	2005	2004
Tax at Federal statutory rate (34%)	$ (3,945,867)	$ (1,168,696)
State benefit, net of federal tax	(382,981)	(113,432)
Non-deductible expenses	348,542	928,505
Change in valuation allowance	3,980,306	353,623
Income tax provision	$ -	$ -

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease – In November 2002, the Company entered into a five-year operating lease for office space. The lease was effective December 1, 2002. Under terms of the lease, the Company will pay $5,300 per month through May 2008. The future minimum payments under this lease as of December 31, 2005 are as follows:

Year Ending December 31,
2006	$ 63,600
2007	63,600
2008	21,200
$ 148,400

St. James Club Acquisition

On June 2, 2005, the Company entered into a Stock Purchase Agreement to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua. The purchase price for the transaction is $31,000,000, of which $27,000,000 is payable at closing and the balance is payable under a promissory note in favor of the seller. The five year note will bear interest at the rate of 7% per annum, and principal and interest will be payable monthly throughout the term based on a five year amortization. The note will be secured by a second mortgage on the resort. The Company placed $250,000 in escrow which will be applied towards the total purchase price at closing.  The Company also agreed to purchase outstanding timeshare receivables of the seller at a rate of 90% of the amount due at closing, which is believed to be approximately $3,000,000.  Due to unforeseen delays the Company was unable to effect a closing of the transaction, and effective August 20, 2005, the Stock Purchase Agreement was terminated by the seller.

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

On January 6, 2005, the Company entered into a consulting agreement to provide investor relations services to the Company.  The Agreement is effective for six months with an automatic six month renewal option if not canceled in writing 30 days prior to the expiration of the first term.  As compensation for this agreement, the Company is to pay $6,000 per month and issue 60,000 shares of common stock each three-month period the agreement is in place.  The Company also agreed to register the shares issued under this agreement in connection with the Company’s next registration of shares.

#