Form 10QSB
period 2006-03-31
CCI GROUP INC
filed 2006-05-31
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _______ to           .

Commission File Number 333-40954

CCI GROUP, INC.

(Exact name of registrant as specified in its charter)

Utah

   90-023951

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

8 Sayers Path, Wainscott, New York 11975

(Address of principal executive officers)

405 Park Avenue, 10th Floor, New York, New York     10022

(Former address of principal executive officers)

(646) 827-9733

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports),  [X] Yes [ ] No; and (2) has been subject to such filing requirements for the past 90 days:  [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  No    Not Applicable

The number of shares issued and outstanding of our common stock, no par value, as of November 21, 2005 was 9,732,907.

#

INDEX

CCI Group, Inc.

For The Quarter Ending March 31, 2006

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2006 and

  December 31, 2005

3

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three Months ended March 31, 2006 and 2005, and for the Period from

  January 11, 2001 (Date of Inception) through March 31, 2006

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Three Months Ended March 31, 2006 and 2005, and for the Period from

  January 11, 2001 (Date of Inception) through March 31, 2006

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

12

Item

3.

Controls and Procedures.

15

Part II.  Other Information

Item

1.

Legal Proceedings

15

Item

2.

Changes in Securities and Use of Proceeds

16

Item

4.

Submission of Matters to a Vote of Security Holders

16

Item

5.

Other Matters

16

Item

6.

Exhibits and Reports on Form 8-K

16

Signatures

  17

#

Part I – Financial Information

Item I.  Financial Statements:

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	March 31	December 31,
	2006	2005
CURRENT ASSETS
Cash	$ -	$ 188,593
Accounts receivable	659,239	202,475
Total Current Assets	659,239	391,068

Property and equipment, Net	3,564,686	3,663,605

OTHER ASSETS
Deposits	15,900	265,900
Land lease rights, net of accumulated amortization of $143,530
and $129,640, respectively	1,856,470	1,870,360
Total Other Assets	1,872,370	2,136,260

TOTAL ASSETS	$ 6,096,295	$ 6,190,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 979,786	$ 724,575
Bank overdraft	12,471	-
Reservation deposits	336,617	351,707
Commission payable	-	17,010
Accrued dividends	88,480	-
Other accrued expenses	737,437	665,413
Current portion of notes payable	1,311,239	1,147,140
Total Current Liabilities	3,466,030	2,905,845

NONCURRENT LIABILITIES
Notes payable	6,116,658	6,269,849

TOTAL LIABILITIES	9,582,688	9,175,694

STOCKHOLDERS' EQUITY
Preferred stock - $25 par value; 600,000 shares authorized;
17,800 and 17,800 shares outstanding, respectively	445,000	445,000
Preferred stock - $25 par value; 1,000,000 shares authorized;
26,707 and 26,707 shares outstanding, respectively	5,269,316	5,269,316
Common stock - no par value; 50,000,000 shares authorized;
9,736,407 and 9,732,907 shares outstanding, respectively	11,411,658	11,410,433
Additional paid-in capital	2,814,868	2,814,868
Deficit accumulated during the development stage	(23,427,235)	(22,924,378)
Total Stockholders' Deficit	(3,486,393)	(2,984,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,096,295	$ 6,190,933

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			For the period
	For the Three		January 11, 2001
	Months Ended		(Date of Inception)
	March 31,		through
	2006	2005	March 31, 2006
REVENUE	$ 972,295	$ 579,024	$ 2,998,316

OPERATING COSTS AND EXPENSES

Cost of sales	114,721	82,661	480,505
Direct and operating expenses	341,264	377,319	2,758,130
General and administrative expenses	749,181	487,336	10,791,523

Total Operating Costs	1,205,166	947,316	14,030,158

LOSS FROM OPERATIONS	(232,871)	(368,292)	(11,031,842)

OTHER INCOME (EXPENSES)

Interest expense	(181,853)	(846,851)	(10,985,548)
Interest income	347	64,244	162,426
Foreign currency exchange gain	-	3,707	7,102

Total Other Income (Expenses)	(181,506)	(778,900)	(10,816,020)

NET LOSS	(414,377)	(1,147,192)	(21,847,862)

Preferred stock dividend from
beneficial conversion feature	-	-	(1,407,434)

Preferred stock dividends declared	(88,480)	-	(171,939)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$ (502,857)	$ (1,147,192)	$ (23,427,235)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.12)

Weighted Average Number of
Common Shares Outstanding	9,735,163	9,661,907

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31,		through
	2006	2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (414,377)	$ (1,147,192)	$ (21,847,862)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	98,919	94,736	743,369
Issuance of common stock and warrants for services	1,225	-	2,769,401
Amortization of deferred offering costs, discount
on notes payable and land lease rights	13,890	629,979	8,832,112
Gain on foreign currency exchange	-	-	2,672
Forfeiture of deposits	250,000		250,000
Changes in operating assets and liabilities
Receivables	(456,764)	(6,058)	(659,238)
Prepaid expenses and other current assets	-	(182)	-
Deposits	-	(100,000)	(265,900)
Accounts payable	284,634	12,532	993,783
Reservation deposits	(15,090)	(64,931)	336,617
Accrued expenses	33,970	55,610	1,783,965
Net Cash Used by Operating Activities	(203,593)	(525,506)	(7,061,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	-	(46,957)	(1,808,055)
Issuance of note receivable	-	-	(400,000)
Payments received on note receivable	-	-	400,000
Net Cash Used by Investing Activities	-	(46,957)	(1,808,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	15,000	645,000	8,416,517
Proceeds from issuance of preferred stock	-	-	445,000
Cash paid for offering and financing costs	-	(102,855)	(858,393)
Principle payments on capital lease	-	(63,901)	(451,305)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308
Preferred stock dividend		-	(66,507)
Net Cash Provided by Financing Activities	15,000	478,244	8,869,136

NET INCREASE IN CASH	(188,593)	(94,219)	-

CASH AT BEGINNING OF PERIOD	188,593	178,848	-

CASH AT END OF PERIOD	$ -	$ 84,629	$ -

#

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company is considered to be a development stage company with its activities to date consisting of developing a network of “members’ only” resorts by acquiring or controlling boutique style resorts located in the Caribbean. The Company acquired its first resort, a 21 room property located in Barbuda West Indies, in September 2003. The Barbuda property commenced operations in April 2004.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share —At March 31, 2006, there were 9,112,153 options/warrants outstanding and 11,428,632 common stock equivalents that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

Stock Based Compensation — Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payments” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock Based Compensation”, using the modified prospective transition method.  Under this transition method, compensation cost is recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, we did not restate the results of prior periods.  The most noteable change with the adoption is that compensation expense associated with stock options is now recognized in our Consolidated Statement of operations, rather than being disclosed in pro forma footnote to our consolidated financial statements.

As a result of adopting FAS 123(R), the Company recognized no compensation expense related to unvested options for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company accounted for stock options issued to directors, officers, and employees under Accounting Principals Board Opinion No. 25 and related interpretations (“APB 25”).  The Company accounted for options and warrants issued to non-employees at their fair value in accordance with SFAS 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”).  As a result, the Company did not recognize compensation expense relating to employee stock options because the exercise price was equal to the market price at the date of grant.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through March 31, 2006, the Company incurred a net loss of $21,847,862.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 2 – DEPOSITS

On June 2, 2005, the Company placed $250,000 as a deposit and entered into a Stock Purchase Agreement with an unaffiliated third party to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua.   Due to unforeseen delays, the Company was unable to effect a closing of the transaction and effective August 20, 2005, the Stock Purchase Agreement was terminated by the seller.  During the three months ended March 31, 2006, it became apparent that the Company was not able to collect the funds placed on deposit and wrote the amount off.

NOTE 3 – NOTES PAYABLE

On December 23, 2005, the Company completed a restructuring of their agreement with Laurus Master Fund, Ltd.  The term of the new note is three years and bears interest at prime plus two percent, subject to adjustments.  Interest payments commence monthly on January 1, 2006.  The Company will be required to begin making monthly principal payments in the amount of $51,063 commencing on December 31, 2006 and monthly thereafter for the three-year term, with a balloon payment at maturity.  At March 31, 2006, the Company owed $6,127,616 under this note.

During March 2006, the Company entered into a note payable agreement for $15,000 from an individual.  The note is due in June 2006, is unsecured and bears interest at 5%.

At March 31, 2006 and December 31, 2005, the Company had $7,427,897 and $7,416,989 in notes payable outstanding respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock   The Company’s Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share, and has no voting rights. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter.  The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share.   At March 31, 2006, the Company had 17,800 shares outstanding and had accrued dividends payable of $22,614.

Series B Preferred Stock  On October 11, 2005 the Company changed their articles of Incorporation and designated a Series B preferred stock.  The Company’s Board of Directors authorized the issuance of 400,000 shares of $25 par value preferred stock with dividends payable semi-annually on the stated value at the rate of 5% per annum.  The Series B Preferred stock shall rank senior to all classes of common stock but junior to the Series A Preferred Stock, shall be convertible into common stock at a conversion price of $0.50 per share and is non-voting.  At March 31, 2006, the Company had 26,707 shares outstanding and had accrued dividends payable of $65,866.

Common Stock  During February 2006, the Company issued 3,500 shares of common stock for services.  The shares were valued at $1,225 or $0.35 per share which was the market value on the date of issuance.

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

NOTE 6 – SUBSEQUENT EVENTS

On April 6, 2006 the Company received $55,000 in proceeds from short-term notes payable.  The terms of the notes require monthly interest payments of 5% per month.  There will be no principal payments during the first sixty days.  The principal balance will be due and payable on the sixty first day unless the principal is rolled over for one additional sixty day period (which terms and conditions of the initial note shall remain in effect), and shall be paid on the sixty first day following the renewal.

In November 2005, the Company entered into employment agreements with two individuals to provide senior executive responsibilities.  The agreements called for fixed salaries with bonuses and other forms of employee benefits and 500,000 options each.  These agreements were for an initial three year term with an automatic extension of three years.

These agreements also created a Hotel Management Joint Venture called Boutique Club International Management Corp. to provide consulting services to hotels owned by the Company, leased by the Company or owned by independent third parties.

In May 2006, the Company entered into settlement and release agreements with these individuals which terminated and rescinded any and all agreements, contract and joint ventures entered into between the Company and these individuals effective from the beginning of the agreements.  As consideration for these new agreements, the Company issued 150,000 shares of common stock which had a fair value of $60,000 or $0.40 per share on the date of issuance.

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-KSB for the period ended December 31, 2005. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-KSB for a broader discussion of these statements, risks, and uncertainties related to us and our business. These risks include our need to raise funds for operations. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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

On August 29, 2003, we changed our name to CCI Group, Inc.

On September 18, 2003, we acquired a sub-lease to our first resort property located on the island of Barbuda, West Indies. The resort features 21 oceanfront junior suites and one villa situated on a pristine, isolated Caribbean beach. The property is located on 90 acres and is the subject of a 99 year lease agreement with the Government of Antigua and Barbuda which began in 1989.  In December 2003 we commenced a $1,300,000 renovation of the resort. The renovations were completed in April 2004 and which transformed the resort to a five star destination. Our resort is now called “The Beach House-Barbuda.”  The resort commenced operations in April 2004. On April 22, 2005, using funds from the transaction with Laurus Master Fund, Ltd., we paid the entirety of our lease payments remaining under the original sub-lease agreement. We are now the lessee of the governmental lease. We have delayed the full scale promotion of our membership plan for the foreseeable future, and are concentrating our management efforts on the marketing and operations of our existing resort. We intend to acquire or operate other boutique style resort hotels located in the Caribbean and sell memberships to our acquired properties. We expect to re-initiate our membership marketing efforts when we have acquired at least one more operating resort.

Three Month Period Ending March 31, 2006 Compared With Three Month Period Ending March 31, 2005.

Results of Operations.

Revenues for the three month period ended March 31, 2006 was $972,295 compared with $579,024 for the three month period ended March 31, 2005. The increase of $393,271 or 67.9% from the prior period is due to the effect of our resort promotion reflecting higher occupancy rates of our Barbuda resort during the 2006 period compared with the 2005 period.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $1,205,166 for the 2006 period compared with $947,316 for the comparable 2005 period.  Cost of sales which consists principally of food and beverage costs for our Barbuda resort was $114,721 for the 2006 period compared with $82,661 for the comparable 2005 period. The increase of $32,060 or 38.8% for the 2006 period reflects the higher occupancy rates for the period.  Direct and operating expenses which represents non managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $341,264 compared with $377,319 for the comparable 2005 period. The slight decrease of $36,055 or 9.5% for the 2006 period is a result of a stream line of our phone system at the Beach House.  General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $749,181 for the 2006 period, reflecting an increase of $261,845 from $487,336 for the comparable period in 2005. The increase is due to increased salaries, consulting services for the building of a restaurant at the Beach House, change in management at the Beach House, increased public relations and sales and marketing, industry conferencing to increase sales and also investment banking services.

Loss from operations of the three month period ended March 31, 2006 was $232,871 reflecting a decrease of $135,421 from $368,292 for the comparable period in 2005 for the reasons discussed above.

Interest expense for the three month period ended March 31, 2006 was $181,853 reflecting a decrease of $664,998 or 78.5% from $846,851 for the comparable period in 2005. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes for the 2005 period the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd.  The substantial decrease in interest expense is due to the conversion of a significant portion of our 12% subordinated notes to our Series B Preferred Stock which occurred during December 2005. Interest income for the three month period ended March 31, 2006 was $347 reflecting a decrease of $63,897 from $64,244 for the comparable period in 2005. Interest income is amounts, generally from the proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts. Foreign currency exchange gain for the three month period ended March 31, 2006 was $-0- for the 2006 period compared with $3,707 for the 2005 period. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

During the 2006 period, we accrued dividends of $88,480 on our Series A and Series B Preferred Stock. No such dividend was paid during the 2005 period.

Net loss applicable to common shareholders for the three month period ended March 31, 2006 was $502,857 (or $0.04 per common share) compared with a net loss of $1,147,192 (or $0.12 per common share) for the same period in 2005. The decrease in net loss applicable to common shareholders of $644,335 for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2006, we had a working capital deficit of $2,806,791. Working capital deficit as of December 31, 2005 was $2,514,777. The increase in working capital deficit is principally a result of an increase in the current portion of notes payable of $164,099, an increase in accounts payable and accrued liabilities of $339,706.  These increases were partially offset by small decreases in reservation deposits and commissions payable.  The change in current liabilities was partially offset by an increase in accounts receivable of $456,764 which resulted from increase occupancy at the Beach House during the three months ended March 31, 2006.

Property, plant and equipment, net of accumulated depreciation, as of March 31, 2006 totaled $3,564,686, which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2005 totaled $3,663,605. The reduction is due to depreciation that occurred during the period.

As of March 31, 2006, our long term notes payable were $6,116,658, and our current portion of notes payable was $1,311,239. Of the total amount, $6,127,616 is a note payable to Laurus Master Fund, Ltd.

We do not expect to incur research and development costs within the next 12 months.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We require an immediate infusion of capital for us to continue with our business. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2005, contained an explanatory paragraph concerning our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office, which includes the payment of our outstanding debt instruments including ongoing amounts under our loan agreement with Laurus Master Fund, Ltd., and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. On June 23, 2005, we entered into an agreement with Westrock Advisors, Inc. for broker and financial advisor services to assist us in obtaining financing. The Company’s chairman is an employee and officer of Westrock.  During fiscal years 2003 and 2004 and in the first quarter of 2005, a broker dealer formerly affiliated with our Chairman has acted as our placement agent in the sale of our subordinated notes. These funds were used to satisfy our working capital requirements during these periods. At this time, however, we do not have any firm commitments to raise the additional funds described above.  If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 6.  Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On January 5, 2005, we filed a Report on Form 8-K disclosing events under Items 1.01, 3.01, and 9.01.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date:  May 31, 2006

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#