Form 10QSB
period 2006-06-30
CCI GROUP INC
filed 2006-08-21
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  No    Not Applicable

The number of shares issued and outstanding of our common stock, no par value, as of August 10, 2006 was 23,238,241

#

INDEX

CCI Group, Inc.

For The Quarter Ending June 30, 2006

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2006 and

  December 31, 2005

3

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three and Six Months ended June 30, 2006 and 2005, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2006

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Six Months Ended June 30, 2006 and 2005, and for the Period from

  January 11, 2001 (Date of Inception) through June 30, 2006

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

8

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

12

Item

3.

Controls and Procedures.

14

Part II.  Other Information

Item

1.

Legal Proceedings

15

Item

2.

Changes in Securities and Use of Proceeds

15

Item     3.

Default on Senior Securities

15

Item

4.

Submission of Matters to a Vote of Security Holders

15

Item

5.

Other Matters

15

Item

6.

Exhibits and Reports on Form 8-K

15

Signatures

17

#

Part I – Financial Information

Item I.  Financial Statements:

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	June 30	December 31,
	2006	2005
CURRENT ASSETS
Cash	$ -	$ 188,593
Accounts receivable	183,634	202,475
Total Current Assets	183,634	391,068

Property and equipment, Net	3,468,395	3,663,605

OTHER ASSETS
Deposits	15,900	265,900
Land lease rights, net of accumulated amortization of $143,530
and $129,640, respectively	1,842,580	1,870,360
Total Other Assets	1,858,480	2,136,260

TOTAL ASSETS	$ 5,510,509	$ 6,190,933

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 1,221,025	$ 724,575
Bank overdraft	2,453	-
Reservation deposits	72,738	351,707
Commission payable	-	17,010
Accrued dividends	162,598	-
Other accrued expenses	821,867	665,413
Current portion of notes payable	1,618,430	1,147,140
Total Current Liabilities	3,899,111	2,905,845

NONCURRENT LIABILITIES
Notes payable	5,963,468	6,269,849
TOTAL LIABILITIES	9,862,579	9,175,694

STOCKHOLDERS' EQUITY
Preferred stock - $25 par value; 600,000 shares authorized;
17,800 and 17,800 shares outstanding, respectively	445,000	445,000
Preferred stock - $25 par value; 1,000,000 shares authorized;
267,070 and 267,070 shares outstanding, respectively	5,269,316	5,269,316
Common stock - no par value; 50,000,000 shares authorized;
9,777,741 and 9,732,907 shares outstanding, respectively	11,541,358	11,410,433
Additional paid-in capital	2,814,868	2,814,868
Deficit accumulated during the development stage	(24,422,612)	(22,924,378)
Total Stockholders' Deficit	(4,352,070)	(2,984,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,510,509	$ 6,190,933

See accompanying notes to Condensed Consolidated Financial Statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the period
	For the Three		For the Six		January 11, 2001
	Months Ended		Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
REVENUE	$ 708,727	$ 424,939	$1,681,022	$1,003,963	$ 3,707,043

OPERATING COSTS AND EXPENSES

Cost of sales	86,478	51,837	201,199	134,498	566,983
Direct and operating expenses	321,348	329,343	662,612	706,662	3,079,478
General and administrative expenses	1,060,758	944,517	1,809,939	1,431,853	11,852,281

Total Operating Costs	1,468,584	1,325,697	2,673,750	2,273,013	15,498,742

LOSS FROM OPERATIONS	(759,857)	(900,758)	(992,728)	(1,269,050)	(11,791,699)

OTHER INCOME (EXPENSES)

Interest expense	(161,402)	(1,153,833)	(343,255)	(2,000,684)	(11,146,950)
Interest income	-	11,899	347	76,143	162,426
Foreign currency exchange gain	-	1,556	-	5,263	7,102

Total Other Income (Expenses)	(161,402)	(1,140,378)	(342,908)	(1,919,278)	(10,977,422)

NET LOSS	(921,259)	(2,041,136)	(1,335,636)	(3,188,328)	(22,769,121)

Preferred stock dividend from
beneficial conversion feature	-	-	-	-	(1,407,434)

Preferred stock dividends declared	(74,118)	-	(162,598)	-	(246,057)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$ (995,377)	$(2,041,136)	$(1,498,234)	$(3,188,328)	$ (24,422,612)

See accompanying notes to Condensed Consolidated Financial Statements

#

Basic and Diluted Loss per Share	$ (0.09)	$ (0.21)	$ (0.14)	$ (0.33)

Weighted Average Number of
Common Shares Outstanding	9,813,273	9,714,654	9,774,238	9,688,426

See accompanying notes to Condensed Consolidated Financial Statements.

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the period
	For the Six		January 11, 2001
	Months Ended		(Date of Inception)
	June 30,		through
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,498,234)	$(3,188,328)	$ (22,931,719)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	197,231	188,733	841,681
Issuance of common stock and warrants for services	165,925	21,000	2,934,101
Amortization of deferred offering costs, discount
on notes payable and land lease rights	27,780	1,273,313	8,846,002
Gain on foreign currency exchange	-	5,263	2,672
Forfeiture of deposits	250,000	-	250,000
Changes in operating assets and liabilities
Receivables	18,841	(42,895)	(183,633)
Prepaid expenses and other current assets	-	(362)	-
Deposits	-	(150,000)	(265,900)
Accounts payable	723,935	15,215	1,433,084
Bank overdraft	2,453	-	2,453
Reservation deposits	(278,969)	(74,344)	72,738
Accrued expenses	134,466	323,333	1,884,461
Net Cash Used by Operating Activities	(256,572)	(1,629,072)	(7,114,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment	(2,021)	(85,249)	(1,810,076)
Issuance of note receivable	-	-	(400,000)
Payments received on note receivable	-	-	400,000
Net Cash Used by Investing Activities	(2,021)	(85,249)	(1,810,076)

See accompanying notes to Condensed Consolidated Financial Statements.

#

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	70,000	1,913,124	8,471,517
Proceeds from issuance of preferred stock	-	-	445,000
Cash paid for offering and financing costs	-	(193,855)	(858,393)
Principle payments on capital lease	-	(141,403)	(451,305)
Issuance of common stock for exercise of warrants	-	-	690
Proceeds from issuance of common stock	-	-	1,348,626
Contribution of capital with no issuance of shares	-	-	2,200
Cash received in purchase of Kinship	-	-	32,308
Preferred stock dividend		-	(66,507)
Net Cash Provided by Financing Activities	70,000	1,577,866	8,924,136

NET DECREASE IN CASH	(188,593)	(136,455)	-

CASH AT BEGINNING OF PERIOD	188,593	178,848	-

CASH AT END OF PERIOD	$ -	$ 42,393	$ -

 See accompanying notes to Condensed Consolidated Financial Statements.

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Basic and Diluted Loss Per Share —At June 30, 2006, there were 9,462,153 options/warrants outstanding and 11,428,632 common stock equivalents that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

Stock Based Compensation — Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payments” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock Based Compensation”, using the modified prospective transition method.  Under this transition method, compensation cost is recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, we did not restate the results of prior periods.  The most notable change with the adoption is that compensation expense associated with stock options is now recognized in our Consolidated Statement of operations, rather than being disclosed in pro forma footnote to our consolidated financial statements.

As a result of adopting FAS 123(R), the Company recognized no compensation expense related to unvested options for the six months ended June 30, 2006.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through June 30, 2006, the Company incurred a net loss of $22,769,121.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 2 – DEPOSITS

On June 2, 2005, the Company placed $250,000 as a deposit and entered into a Stock Purchase Agreement with an unaffiliated third party to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua.   Due to unforeseen delays, the Company was unable to affect a closing of the transaction and effective August 20, 2005, the Stock Purchase Agreement was terminated by the seller.  During the six months ended June 30, 2006, it became apparent that the Company was not able to collect the funds placed on deposit and wrote the amount off.

NOTE 3 – NOTES PAYABLE

On December 23, 2005, the Company completed a restructuring of their agreement with Laurus Master Fund, Ltd.  The term of the new note is three years and bears interest at prime plus two percent, subject to adjustments.  Interest payments commenced monthly on January 1, 2006.  The Company will be required to begin making monthly principal payments in the amount of $51,063 commencing on December 31, 2006 and monthly thereafter for the three-year term, with a balloon payment at maturity.  At June 30, 2006, the Company owed $6,127,616 under this note.

During March 2006, the Company entered into a note payable agreement for $15,000 from an individual.  The note was due in June 2006, is unsecured and bears interest at 5%.  The Company is currently in default under this agreement.

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

At June 30, 2006 and December 31, 2005, the Company had $7,581,898 and $7,416,989 in notes payable outstanding respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock   The Company’s Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter.  The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share.   At June 30, 2006, the Company had 17,800 shares outstanding and had accrued dividends payable of $30,865. The Series A Preferred Stock was originally issued without voting rights. On June 9, 2006, the Board of Directors of the Company granted voting rights with respect to this preferred stock. Each share is entitled to 50 votes on matters presented to the Company’s shareholders for vote.

Series B Preferred Stock  On October 11, 2005 the Company changed their articles of Incorporation and designated a Series B preferred stock.  The Company’s Board of Directors authorized the issuance of 400,000 shares of $25 par value preferred stock with dividends payable semi-annually on the stated value at the rate of 5% per annum.  The Series B Preferred stock shall rank senior to all classes of common stock but junior to the Series A Preferred Stock, shall be convertible into common stock at a conversion price of $0.50 per share and is non-voting.  At June 30, 2006, the Company had 267,070 shares outstanding and had accrued dividends payable of $131,733. The Series B Preferred Stock was originally issued without voting rights. On June 9, 2006, the Board of Directors of the Company granted voting rights with respect to this preferred stock. Each share is entitled to 50 votes on matters presented to the Company’s shareholders for vote.

Common Stock  During February 2006, the Company issued 3,500 shares of common stock for services.  The shares were valued at $1,225 or $0.35 per share which was the market value on the date of issuance.

During May 2006, the Company issued 158,000 shares of common stock for services.  The shares were valued at $63,200 or $0.40 per share which was the market value on the date of issuance.

As discussed further in Note 5, the Company entered into an agreement to repurchase 116,666 shares of common stock from its former president.  The shares were valued at $35,000 or $0.30 per share.

Warrants During June 2006, the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $0.01 per share.  The warrants expire on April 1, 2009.

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

Lawsuit with former president

In March 2004, the Company and its subsidiary filed a complaint in the Supreme Court for the State of New York against the former president of the Company’s subsidiary seeking declaratory relief against certain claims made by the former president.  The former president filed an answer and counter claim alleging he was entitled to participate in the November 2002 stock exchange agreement between the Company and its Subsidiary and is entitled to 3,544,170 shares of the Company’s common stock.  Additionally, the former president alleged he was terminated without sufficient cause under his employment agreement and was entitled to additional compensation of approximately $48,000.  On June 27, 2006, the parties entered into a stipulation agreement and settled the litigation. Pursuant to the settlement agreement, the former officer waived all claims against the Company and its subsidiary and returned all common stock previously issued by the Company totaling 116,666 shares. In exchange, the Company paid the former officer the sum of $35,000.

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

NOTE 6 – SUBSEQUENT EVENTS

On June 7, 2006, the Company entered into an Agreement and Plan of  Share Exchange (Agreement) with All American Plazas, Inc (AAPI), an unaffiliated third party. Under the terms of the Agreement, existing shareholders of the Company would exchange 70% of their share holdings in the Company for an amount of All American Plazas, Inc preferred stock provided in the Agreement.

Preconditions for a closing under the agreement required all holders of common stock equivalents as well as certain note holders to convert their positions to common stock prior to the closing of the transaction. In addition, the closing also was subject to shareholder approval and the Company satisfying certain debt obligations existing at the time of the Agreement. The Company’s shareholders approved the transaction, and a substantial portion of the Company’s common stock equivalents were converted to Company common stock. All other preconditions of the Agreement were either met or waived by the other party. The Agreement was declared effective August 10, 2006.

The primary adjustments to the financial statements relating to the transaction will reclassify certain debt and preferred shares to common stock and additional paid in capital.  All adjustments to the Companies financial statements will be properly reflected for the quarter ended in the September 30, 2006.

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

Six Month Period Ending June 30, 2006 Compared With Six Month Period Ending June 30, 2005.

Results of Operations.

Revenues for the six month period ended June 30, 2006 was $1,681,022 compared with $1,003,963 for the six month period ended June 30, 2005. The increase of $677,059 or 67.4% from the prior period reflects the impact of our continued resort promotion through our sales and marketing and public relations efforts.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $2,673,750 for the 2006 period compared with $2,273,013 for the comparable 2005 period.  Cost of sales which consists principally of food and beverage costs for our Barbuda resort was $201,199 for the 2006 period compared with $134,498 for the comparable 2005 period. The increase of $66,701 or 49.6% for the 2006 period reflects the higher occupancy rates for the period.  Direct and operating expenses which represents non managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $662,612 compared with $706,662 for the comparable 2005 period. The decrease of $44,050 or 6.2% for the 2006 period is a result of a new management system at our resort.  General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $1,809,939 for the 2006 period, reflecting an increase of $378,086 from $1,431,853 for the comparable period in 2005. The increase is due to increased salaries at our resort, increased public relations and sales and marketing, and investment banking services during the 2006 period.

Loss from operations of the six month period ended June 30, 2006 was $992,728 reflecting a decrease of $276,322 from $1,269,050 for the comparable period in 2005 for the reasons discussed above.

Interest expense for the six month period ended June 30, 2006 was $343,255 reflecting a decrease of $1,657,429 or 82.8% from $2,000,684 for the comparable period in 2005. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes for the 2005 period the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd.  The substantial decrease in interest expense is due to the conversion of a significant portion of our 12% subordinated notes to our Series B Preferred Stock which occurred during December 2005. Interest income for the six month period ended June 30, 2006 was $347 reflecting a decrease of $75,796 from $76,143 for the comparable period in 2005. Interest income is amounts, generally from the proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts, the sale of which terminated during the 2005 period. Foreign currency exchange gain for the six month period ended June 30, 2006 was $-0- for the 2006 period compared with $5,263 for the 2005 period. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

During the 2006 period, we accrued dividends of $162,598 on our Series A and Series B Preferred Stock. No such dividend was paid during the 2005 period.

Net loss applicable to common shareholders for the six month period ended June 30, 2006 was $1,498,234 (or $0.14 per common share) compared with a net loss of $3,188,328 (or $0.33 per common share) for the same period in 2005. The decrease in net loss applicable to common shareholders of $1,690,094 for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of $3,715,477. Working capital deficit as of December 31, 2005 was $2,514,777. The increase in working capital deficit from the year end period is principally a result of a decrease in cash and receivables an increase in the current portion of notes payable, accounts payable accrued expenses and accrued dividends.  These increases were partially offset by decreases in reservation deposits and commissions payable.

Property, plant and equipment, net of accumulated depreciation, as of June 30, 2006 totaled $3,468,395, which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2005 totaled $3,663,605. The reduction is due to depreciation that occurred during the period.

As of June 30, 2006, our long term notes payable were $5,963,468, and our current portion of notes payable was $1,618,430. Of the total amount, $6,127,616 is a note payable to Laurus Master Fund, Ltd.

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

---------------------------------------

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the Company’s most recent quarter.

Part II – Other Information

Item 1.  Legal Proceedings

On March 3, 2004, we and our subsidiary, Caribbean Clubs International, Inc., filed a complaint in the Supreme Court for the State of New York against the former president of our subsidiary seeking declaratory relief against certain claims made by the defendant against us.  On October 21, 2003, our subsidiary terminated its employment relationship with the defendant under a “for cause” provision in the employment agreement. The defendant entered into an employment agreement with our subsidiary, and was entitled to receive a total of 300,000 shares of our common stock during a 3 year term, vesting at the month rate of 8,334. The defendant received a total of 116,666 shares of common stock of the Company under the employment agreement. The defendant asserted certain claims against us, including that he was entitled to participate in the November 2002 stock exchange agreement between us and our subsidiary (despite the fact that at no time was the defendant a shareholder of our subsidiary), and therefore, he was entitled to a total of 3,544,170 shares of our common stock under the terms of the stock exchange agreement. He also alleged that he was terminated without sufficient cause under the employment agreement, and therefore is entitled to additional compensation, in the form of salary and common stock under the agreement, among other claims. The defendant has filed an answer and a counterclaim alleging that he was entitled to 3,544,170 shares of our common stock, and was terminated without sufficient cause under the employment agreement and therefore is entitled to additional cash compensation of approximately $48,000 under the agreement.  On June 27, 2006, the parties entered into a stipulation agreement and settled the litigation. Pursuant to the settlement agreement, the former officer waived all claims against the Company and its subsidiary and returned all common stock previously issued by the Company. In exchange, the Company paid the former officer the sum of $35,000. The matter was dismissed by the Court with prejudice.

Item 2.  Changes in Securities and Use of Proceeds

On May 9, 2006 a resolution was passed by the Board of Directors granting Holders of Series A and Series B Preferred stock fifty (50) votes for each share held on all matters presented to the shareholders of the company for a shareholder vote. The provision corresponds to the conversion feature of 50 common shares for each Series A and Series B preferred share.

Item 3. Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 2006, we entered into an Agreement and Plan of Share Exchange (SEA) with All American Plazas, Inc. (“All American”), an unaffiliated third party. The SEA was approved by a majority of our shareholders. Approximately 82% of our outstanding total voting stock, consisting of our outstanding common stock and Series A and Series B Preferred Stock, voted in favor of the SEA. On August 10, 2006, we completed the SEA transaction. Please refer to the company’s Form 8-K filed on August 10, 2006 with the Securities and Exchange Commission for a complete description of the transaction with All American

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On June 5, 2005, we filed a Report on Form 8-K disclosing events under Items 1.01, 8.01, and 9.01.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date:  August 21, 2006

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#