Form 10QSB
period 2006-09-30
CCI GROUP INC
filed 2006-11-20
CIK 1117034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED        September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes  No    Not Applicable

The number of shares issued and outstanding of our common stock, no par value, as of November 1, 2006 was 24,021,241

#

INDEX

CCI Group, Inc.

For The Quarter Ending September 30, 2006

Part I.  Financial Information

Item

1.

Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) – September 30, 2006 and

  December 31, 2005

3

Condensed Consolidated Statements of Operations (Unaudited ) for the

Three and Nine Months ended September 30, 2006 and 2005, and for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2006

4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

Nine Months Ended September 30, 2006 and 2005, and for the Period from

  January 11, 2001 (Date of Inception) through September 30, 2006

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item

2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item

3.

Controls and Procedures.

12

Part II.  Other Information

Item

1.

Legal Proceedings

13

Item

2.

Changes in Securities and Use of Proceeds

13

Item     3.

Default on Senior Securities

13

Item

4.

Submission of Matters to a Vote of Security Holders

13

Item

5.

Other Matters

13

Item

6.

Exhibits and Reports on Form 8-K

14

Signatures

14

#

Part I – Financial Information

Item I.  Financial Statements:

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	2006	2005
CURRENT ASSETS
Cash	$ -	$ 188,593
Accounts receivable	83,178	202,475
Prepaids	298,301	-
Marketable securities	1,206,255	-
Total Current Assets	1,587,734	391,068

Property and equipment, Net	3,378,004	3,663,605

OTHER ASSETS
Deposits	15,900	265,900
Land lease rights, net of accumulated amortization of $171,332
and $129,640, respectively	1,828,668	1,870,360
Total Other Assets	1,844,568	2,136,260

TOTAL ASSETS	$ 6,810,306	$ 6,190,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 1,081,547	$ 724,575
Bank overdraft	13,924	-
Reservation deposits	123,128	351,707
Commission payable	-	17,010
Other accrued expenses	778,988	665,413
Current portion of notes payable	1,754,435	1,147,140
Total Current Liabilities	3,752,022	2,905,845

NONCURRENT LIABILITIES
Notes payable	7,251,845	6,269,849

TOTAL LIABILITIES	11,003,867	9,175,694

STOCKHOLDERS' EQUITY

Preferred stock - $25 par value; 600,000 shares authorized;
0 and 17,800 shares outstanding, respectively	-	445,000
Preferred stock - $25 par value; 1,000,000 shares authorized;
0 and 267,070 shares outstanding, respectively	-	5,269,316
Common stock - no par value; 50,000,000 shares authorized;
24,021,241 and 9,732,907 shares outstanding, respectively	17,548,289	11,410,433
Additional paid-in capital	4,407,103	2,814,868
Deficit accumulated during the development stage	(25,762,973)	(22,924,378)
Accumulated other comprehensive loss	(385,980)	-
Total Stockholders' Deficit	(4,193,561)	(2,984,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,810,306	$ 6,190,933

	See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

#

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Nine		January 11, 2001
	Months Ended		(Date of Inception)
	September 30,		through
	2006	2005	September 30, 2006

	$ (2,838,595)	$ (4,981,763)	$ (24,272,080)

	295,746	283,093	940,196
	458,540	24,850	3,226,716

on notes payable and land lease rights	41,692	1,838,913	8,859,914
	-	4,844	2,672
	(240,372)	-	(240,372)
	250,000	-	250,000

	119,297	(56,464)	(83,177)
	(298,301)	14,787	(298,301)
	-	(150,000)	(265,900)
	321,972	118,346	1,031,121
	13,924	-	13,924
	(228,579)	(4,886)	123,128
	331,268	713,344	2,081,263
Net Cash Used by Operating Activities	(1,773,408)	(2,194,936)	(8,630,896)

	(10,145)	(95,808)	(1,818,200)
	-	-	(400,000)
	-	-	400,000
Net Cash Used by Investing Activities	(10,145)	(95,808)	(1,818,200)

	1,594,960	2,168,802	9,996,477
	-	445,000	445,000
	-	(193,854)	(858,393)
	-	(141,403)	(451,305)
	-	-	690
	-	-	1,348,626
	-	-	2,200
	-	-	32,308
	-	-	(66,507)
Net Cash Provided by Financing Activities	1,594,960	2,278,545	10,449,096

	(188,593)	(12,199)	-

	188,593	178,848	-

	$ -	$ 166,649	$ -

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

CCI GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

					For the period
			For the Nine		January 11, 2001
			Months Ended		(Date of Inception)
			September 30,		through
			2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss			$(2,838,595)	$(4,981,763)	$(24,272,080)
Adjustments to reconcile net loss to net cash from operating activities:
	Depreciation		295,746	283,093	940,196
	Issuance of common stock and warrants for services		458,540	24,850	3,226,716
	Amortization of deferred offering costs, discount
		on notes payable and land lease rights	41,692	1,838,913	8,859,914
	Gain on foreign currency exchange		-	4,844	2,672
	Gain on extinguishment		(240,372)	-	(240,372)
	Forfeiture of deposits		250,000	-	250,000
Changes in operating assets and liabilities
	Receivables		119,297	(56,464)	(83,177)
	Prepaid expenses and other current assets		(298,301)	14,787	(298,301)
	Deposits		-	(150,000)	(265,900)
	Accounts payable		321,972	118,346	1,031,121
	Bank overdraft		13,924	-	13,924
	Reservation deposits		(228,579)	(4,886)	123,128
	Accrued expenses		331,268	713,344	2,081,263
		Net Cash Used by Operating Activities	(1,773,408)	(2,194,936)	(8,630,896)

CASH FLOWS FROM INVESTING ACTIVITIES
	Cash paid for property and equipment		(10,145)	(95,808)	(1,818,200)
	Issuance of note receivable		-	-	(400,000)
	Payments received on note receivable		-	-	400,000
		Net Cash Used by Investing Activities	(10,145)	(95,808)	(1,818,200)

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of notes payable and warrants		1,594,960	2,168,802	9,996,477
	Proceeds from issuance of preferred stock		-	445,000	445,000
	Cash paid for offering and financing costs		-	(193,854)	(858,393)
	Principle payments on capital lease		-	(141,403)	(451,305)
	Issuance of common stock for exercise of warrants		-	-	690
	Proceeds from issuance of common stock		-	-	1,348,626
	Contribution of capital with no issuance of shares		-	-	2,200
	Cash received in purchase of Kinship		-	-	32,308
	Preferred stock dividend		-	-	(66,507)
		Net Cash Provided by Financing Activities	1,594,960	2,278,545	10,449,096

	NET DECREASE IN CASH		(188,593)	(12,199)	-

	CASH AT BEGINNING OF PERIOD		188,593	178,848	-

	CASH AT END OF PERIOD		$-	$166,649	$-

		See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

#

CCI GROUP, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company is considered to be a development stage company with its activities to date consisting of developing a network of resorts by acquiring or controlling boutique style resorts located in the Caribbean. The Company acquired its first resort, a 22 room property located in Barbuda West Indies, in September 2003. The Barbuda property commenced operations in April 2004. The Company plans to sell develop and sell cottages on the property in a condominium type offering which entitle the member to both use the resort as well as offer the cottages for rent in the rental pool.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share —At September 30, 2006, there were 5,906,580 options/warrants outstanding  that were not included in the computation of diluted net loss per share as their effects would be anti-dilutive, thereby decreasing the net loss per common share.

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

As a result of adopting FAS 123(R), the Company recognized no compensation expense related to unvested options for the nine months ended September 30, 2006.

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

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from January 11, 2001 (date of inception) through September 30, 2006, the Company incurred a net loss of $24,658,060.  The lack of material revenues and the loss from operations raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 2 – DEPOSITS

On June 2, 2005, the Company placed $250,000 as a deposit and entered into a Stock Purchase Agreement with an unaffiliated third party to acquire all the issued and outstanding shares of two companies which, through a subsidiary wholly owned by the two entities, own and operate a resort located in Antigua, West Indies, known as the St. James Club, Antigua.   Due to unforeseen delays, the Company was unable to affect a closing of the transaction and effective August 20, 2005, the Stock Purchase Agreement was terminated by the seller.  During the nine months ended September 30, 2006, it became apparent that the Company was not able to collect the funds placed on deposit and wrote the amount off.

NOTE 3 – NOTES PAYABLE

On December 23, 2005, the Company completed a restructuring of their agreement with Laurus Master Fund, Ltd.  The term of the new note is three years and bears interest at prime plus two percent, subject to adjustments.  Interest payments commenced monthly on January 1, 2006.  The Company will be required to begin making monthly principal payments in the amount of $51,063 commencing on December 31, 2006 and monthly thereafter for the three-year term, with a balloon payment at maturity.  At September 30, 2006, the Company owed $6,127,616 under this note.

During July 2006, the Company entered into a note agreement with All American Plazas, Inc. to advance against certain funding requirements of the Company.  The current amount of the note is $1,218,890.  The note bears interest at prime plus 2 percent and is due on June 30, 2007

During March 2006, the Company entered into a note payable agreement for $15,000 from an individual.  The note was due in June 2006, is unsecured and bears interest at 5%.  The Company is currently in default under this agreement.

On April 6, 2006 the Company received $55,000 in proceeds from short-term notes payable.  The terms of the notes require monthly interest payments of 5% per month.  There will be no principal payments during the first sixty days.  The principal balance will be due and payable on the sixty first day unless the principal is rolled over for one additional sixty day period (which terms and conditions of the initial note shall remain in effect), and shall be paid on the sixty first day following the renewal. The company is currently in default under this agreement.

At September 30, 2006 and December 31, 2005, the Company had $9,006,280 and $7,416,989 in notes payable outstanding respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock   The Company’s Board of Directors authorized the issuance of 600,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a stated value and liquidation preference of $25.00 per share. Each share is convertible into 50 shares of common stock of the Company at the option of the holder, or under certain conditions by the Company. Annual dividends accrue on the preferred stock at the rate of prime during the first two years, prime plus 2% during year three, and prime plus 3% thereafter.  The Company can redeem the Series A Preferred Stock at a price of 106% of the stated value per share.  On June 7, 2006, the Company entered into an Agreement and Plan of  Share Exchange (Agreement) with All American Plazas, Inc (AAPI), an unaffiliated third party. Under the terms of the Agreement, existing shareholders of the Company would exchange 70% of their share holdings in the Company for an amount of All American Plazas, Inc preferred stock provided in the Agreement. The Agreement closed on August 8, 2006. Concurrent with the Agreement all 17,800 shares of Series A preferred Stock has been converted to 890,000 shares of common stock and the holders of the Series A Stockholders have forfeited their rights to any and all accrued dividends.   The conversion and adjustment for accrued dividends have been properly reflected in the Financial Statements as of September 30, 2006.

Series B Preferred Stock  On October 11, 2005 the Company changed their articles of Incorporation and designated a Series B preferred stock.  The Company’s Board of Directors authorized the issuance of 400,000 shares of $25 par value preferred stock with dividends payable semi-annually on the stated value at the rate of 5% per annum.  The Series B Preferred stock shall rank senior to all classes of common stock but junior to the Series A Preferred Stock, shall be convertible into common stock at a conversion price of $0.50 per share and is non-voting. Concurrent with the Agreement disclosed above all 267,070 shares of Series B Preferred Stock has been converted to 14,243,500 shares of common stock and the holders of the Series B Stockholders have forfeited their rights to any and all accrued dividends.   The conversion and adjustment for accrued dividends have been properly reflected in the Financial Statements as of September 30, 2006.

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

As discussed above, concurrent with the closing of the Share Exchange Agreement on August 8, 2006, all of the shares of Preferred Series A and Preferred Series B Stock were converted to 14,243,500 Common Shares on August 8, 2006.

Warrants During June 2006, the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $0.01 per share.  The warrants expire on April 1, 2009. Concurrent with the Share exchange Agreement discussed above the former holders of the 12% subordinated notes relinquished rights to  5,655,573 warrants. During August of 2006 the Company issued warrants to purchase 1,000,000 of commons stock at an exercise price of $.01 per share. The warrants expire on August 4, 2011.

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

On October 25, 2006 the Company received notice from the  United States District Court for the District of Rhode Island of a Judgment in favor of the IFS in the amount of $639,211. The amount is reflected in the financial statements as of September 30, 2006

Lawsuit with former president

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

NOTE 6 – SUBSEQUENT EVENTS

As disclosed on Note 5 above,  On October 25, 2006 the Company received notice from the from the United States District Court for the District of Rhode Island of a Judgment in favor of the IFS in the amount of $639,211. The amount is reflected in the financial statements as of September 30, 2006

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

Nine Month Period Ending September 30, 2006 Compared With Nine Month Period Ending September 30, 2005.

Results of Operations.

Revenue for the nine month period ended September 30, 2006 was $1,964,403 compared with $1,268,700 for the nine month period ended September 30, 2005. The increase of $695,703 or 54.8% from the prior period reflects the impact of our continued resort promotion through our sales and marketing and public relations efforts.

Total operating costs, consisting of cost of sales, direct and operating expenses, and general and administrative expenses, were $4,470,608 for the 2006 period compared with $3,491,533 for the comparable 2005 period.  Cost of sales which consists principally of food and beverage costs for our Barbuda resort was $259,637 for the 2006 period compared with $175,690 for the comparable 2005 period. The increase of $83,947 or 47.8% for the 2006 period reflects the higher occupancy rates for the period.  Direct and operating expenses which represents non managerial employee related costs, and other direct charges at our resort such as fuel and utilities, was $1,070,201 compared with $1,054,375 for the comparable 2005 period. The increase of $15,826 or 1.5% for the 2006 period is a result of a increased activity at  our resort.  General and administrative which represents managerial costs at our Barbuda resort, consulting and employee related charges for our New York operations and depreciation and amortization charges, was $3,140,770 for the 2006 period, reflecting an increase of $879,302from $2,261,468 for the comparable period in 2005. The increase  results from expenses related to the issue of warrants to our former C.E.O and other employees,  increased public relations  sales and marketing, and from a settled legal action during the 2006 period (see Legal Proceedings below).

Loss from operations of the nine month period ended September 30, 2006 was $2,506,205 reflecting an increase of $283,372 from $2,222,833 for the comparable period in 2005 for the reasons discussed above.

Interest expense for the nine month period ended September 30, 2006 was $573,112 reflecting a decrease of $2,273,846 or 79.9% from $2,846,958 for the comparable period in 2005. Interest expense, in addition to interest which we paid on our outstanding notes payables, includes for the 2005 period the amortization of deferred loan costs related to stock warrants issued in connection with our financings, including warrants issued with our 12% subordinated notes, warrants issued to a broker dealer, and warrants issued to Laurus Master Fund, Ltd.  The substantial decrease in interest expense is due to the conversion of a significant portion of our 12% subordinated notes to our Series B Preferred Stock which occurred during December 2005. Interest income for the nine month period ended September 30, 2006 was $350 reflecting a decrease of $82,834 from $83,184 for the comparable period in 2005. Interest income is amounts, generally from the proceeds of the sale of our 12% subordinated notes, held in interest bearing accounts, the sale of which terminated during the 2005 period. Gain on debt restructuring was $240,372 for the nine month period vs. -0- for 2005 and represents the forgiveness of accrued interest on converted debt.  Foreign currency exchange gain for the nine month period ended September 30, 2006 was $-0- for the 2006 period compared with $4,844 for the 2005 period. We receive revenues in currencies other than Eastern Caribbean (EC) and United States dollars. Foreign currency exchange gain reflects the impact of converting such other amounts to EC or US dollars.

Net loss applicable to common shareholders for the nine month period ended September 30, 2006 was $3,224,575 (or $0.26 per common share) compared with a net loss of $4,981,763 (or $0.51 per common share) for the same period in 2005. The decrease in net loss applicable to common shareholders of $1,757,188 for the 2005 period is due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2006, we had a working capital deficit of $2,164,288. Working capital deficit as of December 31, 2005 was $2,514,777. The decrease in working capital deficit from the year end period is principally an increase in prepaid expenses and marketable securities contributed to company from the Share Holder Exchange Agreement (see “Submission of Matters to a Vote of Security Holders” below)

Property, plant and equipment, net of accumulated depreciation, as of September 30, 2006 totaled $3,378,084 which consists of our resort property located in Barbuda. Property, plant and equipment of the Company, net of accumulated depreciation, as of December 31, 2005 totaled $3,663,605. The reduction is due to depreciation that occurred during the period.

As of September 30, 2006, our long term notes payable were $7,251,845, and our current portion of notes payable was $1,754,435. Of the total amount, $6,127,616 is a note payable to Laurus Master Fund, Ltd.

We do not expect to incur research and development costs within the next 12 months.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We require an immediate infusion of capital for us to continue with our business. Due to our cash requirements, our independent auditors in their audit report for fiscal year end December 31, 2005, contained an explanatory paragraph concerning our ability to continue as a going concern. We will require additional funds to meet our working capital needs at our New York office, which includes the payment of our outstanding debt instruments including ongoing amounts under our loan agreement with Laurus Master Fund, Ltd., and from time to time our Barbuda resort. We also will require additional funds for any resort acquisition. Finally, if acquired resorts have a negative cash flow from operations, we may be required to raise additional funds to satisfy these working capital needs. We intend to raise the required funds through the private placement of our debt or equity securities or through bank financing. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our operations, as well as suspend or discontinue acquisition of additional resorts. Our inability to raise additional funds as described above may force us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock.

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

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective for gathering, analyzing and disclosing the information the Company is required to disclose in reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.  Changes in Securities and Use of Proceeds

On May 9, 2006 a resolution was passed by the Board of Directors granting Holders of Series A and Series B Preferred stock fifty (50) votes for each share held on all matters presented to the shareholders of the company for a shareholder vote. The provision corresponds to the conversion feature of 50 common shares for each Series A and Series B preferred share. As discussed in note 4 above, concurrent with the closing of the Share Exchange Agreement on August 8, 2006, all of the shares of Preferred Series A and Preferred Series B Stock were converted to  14,243,500 Common Shares on August 8, 2006.Concurrent with the Share Exchange Agreement discussed above the former holders of the 12% subordinated notes relinquished rights to  5,655,573 warrants.

Item 3. Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 2006, we entered into an Agreement and Plan of Share Exchange (SEA) with All American Plazas, Inc. (“All American”), an unaffiliated third party. The SEA was approved by a majority of our shareholders. Approximately 82% of our outstanding total voting stock, consisting of our outstanding common stock and Series A and Series B Preferred Stock, voted in favor of the SEA. On August 8, 2006, we completed the SEA transaction. Please refer to the company’s Form 8-K filed on August 10, 2006 with the Securities and Exchange Commission for a complete description of the transaction with All American

Item 5. Other Information.

None

#

Item 6.  Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

On August 10, 2006, we filed a Report on Form 8-K disclosing events under Items 1.01, 8.01, and 9.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:   CCI Group, Inc.

Date:  November 20, 2006

By:

/s/ Fred W. Jackson, Jr.

Mr. Fred W. Jackson, Jr.

President and Chief Executive Officer

#